Form 10-Q
period 2007-04-30
CURRENCYSHARES SWEDISH KRONA TRUST
filed 2007-06-14
CIK 1353616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2007

or

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____

Commission File Number 001-32908

CurrencyShares SM Swedish Krona Trust
Sponsored by Rydex Specialized Products LLC,
d/b/a Rydex Investments
(Exact name of registrant as specified in its charter)

New York	No. 56-6666926
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

9601 Blackwell Road, Suite 500
Rockville, Maryland	20850
(Address of principal executive offices)	(Zip Code)

(301) 296-5100
Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___.

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ___ Accelerated filer ___ Non-accelerated filer _X_

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ___ No _X_.

CURRENCYSHARESSM SWEDISH KRONA TRUST
INDEX

Item 1.   FINANCIAL STATEMENTS

CurrencySharesSM Swedish Krona Trust
Statements of Financial Condition

	April 30, 2007 (Unaudited)	October 31, 2006
Assets
Current Assets
Swedish Krona deposits, interest bearing	$22,396,417	$20,801,265
Swedish Krona deposits, non-interest bearing	—	—
Receivable from accrued interest	51,873	36,448

Total Assets	$22,448,290	$20,837,713

Liabilities and Shareholders' Equity
Current Liabilities
Accrued Sponsor's fee	$7,372	$7,072

Total Liabilities	7,372	7,072
Commitments and Contingent Liabilities (note 7)	—	—
Redeemable Capital Shares, at redemption value, no par value,
7,500,000 authorized - 150,000 issued and outstanding	22,440,918	20,830,641
Shareholders' Equity - Retained Earnings and Cumulative
Translation Adjustment	—	—

Total Liabilities and Shareholders' Equity	$22,448,290	$20,837,713

See Notes to Financial Statements.

CurrencySharesSM Swedish Krona Trust

Statements of Income and Comprehensive Income

(Unaudited)

	Three months ended April 30, 2007	Six months ended April 30, 2007
Income
Interest income	$145,890	$278,993

Total Income	145,890	278,993

Expenses
Sponsor's fee	21,050	42,788

Total Expenses	21,050	42,788

Net Income	$124,840	$236,205

Other Comprehensive Income
Currency translation adjustment	4,848	4,826

Total Comprehensive Income	$129,688	$241,031

Earnings per share	$0.83	$1.57
Weighted-average Shares Outstanding	150,000	150,000
Cash Dividends per Share	$0.81	$1.49

See Notes to Financial Statements.

CurrencySharesSM Swedish Krona Trust
Statements of Changes in Shareholders’ Equity

	Six months ended April 30, 2007 (Unaudited)	June 8, 2006 [Date of Inception] to October 31, 2006
Retained Earnings Balance, Beginning of Period	$—	$—
Net Income	236,205	116,720
Distributions Paid	(223,811)	(93,419)
Adjustment of redeemable capital shares to redemption value	(12,394)	(23,301)

Retained Earnings Balance, End of Period	—	—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	4,826	1,049
Adjustment of redeemable capital shares to redemption value	(4,826)	(1,049)

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencySharesSM Swedish Krona Trust

Statement of Cash Flows

(Unaudited)

Six months ended April 30, 2007
Cash flows from operating activities
Cash received for accrued income	$266,833
Cash paid for expenses	(43,022)

Net cash provided by operating activities	223,811
Cash flows from financing activities
Cash paid for distributions	(223,811)

Net cash used in financing activities	(223,811)
Adjustment to period cash flows due to currency movement	1,595,152

Increase in cash	1,595,152
Cash at beginning of period	20,801,265

Cash at end of period	$22,396,417

Reconciliation of net income to net cash provided by
operating activities
Net income	$236,205
Adjustments to reconcile net income to net cash provided
by operating activities
Increase in receivable from accrued interest	(51,873)
Decrease in prior period receivable from accrued interest	36,448
Currency translation adjustment	2,731
Increase in accrued sponsor fee	7,372
Decrease in prior period accrued sponsor fee	(7,072)

Net cash provided by operating activities	$223,811

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

The investment objective of the Trust is for the Trust’s shares (the “Shares”) to reflect the price of the Swedish Krona plus accrued interest less Trust’s expenses and liabilities. The Shares are intended to provide investors with a simple, cost-effective means of gaining investment benefits similar to those of holding Swedish Kronor. The Trust’s assets primarily consist of Swedish Kronor on demand deposit in two deposit accounts maintained by the Depository: a primary deposit account which earns interest and a secondary deposit account which does not earn interest. The secondary deposit account is used only in connection with mid-month creations and redemptions of blocks of 50,000 Shares (“Baskets”). The secondary account is used to account for interest that has been earned on the primary deposit account during the month but not yet paid and to receive interest earned on the primary deposit account, pay Trust expenses and distribute any excess interest to holders of Shares (“Shareholders”) on a monthly basis.

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the Trust’s Annual Report on Form 10-K filed on January 29, 2007.

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

C.   Federal Income Taxes

The Trust is treated as a “grantor trust” for federal income tax purposes and, therefore, no provision for federal income taxes is required. Interest, gains and losses are “passed through” to the Shareholders.

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

E.   Dividends

To the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend, the excess interest earned in Swedish Kronor effective on the first business day of the subsequent month. The Trustee will direct that the excess Swedish Kronor be converted into USD at the prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own). For the month of April, 2007, an income distribution of $0.29656 per share was paid on May 8, 2007.

3.   Swedish Krona Deposits

Swedish Krona principal deposits are held in a Swedish Krona -denominated, interest-bearing demand account. For the six months ending April 30, 2007, there were no Swedish Krona principal deposits and no Swedish Krona principal redemptions resulting in an ending Swedish Krona principal balance of 150,000,000. This equates to 22,396,417 USD. For the period from June 8, 2006 (Date of Inception) to October 31, 2006, there were Swedish Krona principal deposits of 150,000,000 and Swedish Krona principal redemptions of 1,000 resulting in an ending Swedish Krona principal balance of 150,000,000. This equated to 20,801,265 USD. In addition, net interest associated with creation and redemption activity is held in a Swedish Krona -denominated non-interest-bearing account, and any balance is distributed in full as part of the monthly income distributions.

4.   Redeemable Capital Shares

Shares are classified as “redeemable” for financial statement purposes, since they are subject to redemption. Shares are issued and redeemed continuously in Baskets in exchange for Swedish Kronor. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. Only Authorized Participants (as defined below) may place orders to create and redeem Baskets. An Authorized Participant is a DTC participant that is a registered broker-dealer or other institution eligible to settle securities transactions though the book-entry facilities of the DTC and which has entered into a contractual arrangement with the Trust and the Sponsor governing, among other matters, the creation and redemption process. Authorized Participants may redeem their Shares at any time in Baskets.

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

Activity in redeemable capital Shares is as follows:

	Six months ended April 30, 2007		Period from June 8, 2006 [Date of Inception] to October 31, 2006
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	150,000	$20,830,641	1	$137
Shares issued	—	—	150,000	20,621,819
Shares redeemed	—	—	(1)	(137)
Adjustment to period Shares due to currency
movement and other	—	1,610,277	—	208,822

Ending redemption balance	150,000	$22,440,918	150,000	$20,830,641

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

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The discussion and analysis which follows may contain statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate” as well as similar words and phrases that signify forward-looking statements. Neither Rydex Specialized Products d/b/a Rydex Investments (the “Sponsor”) nor any other person assumes responsibility for the accuracy or completeness of forward-looking statements. Further, these forward-looking statements are made as of the date of this report, and will not be revised or updated to reflect actual results or changes in the Sponsor’s expectations or predictions.

Trust Overview

CurrencySharesSM Swedish Krona Trust (the “Trust”) is a grantor trust that was formed on June 8, 2006. The Trust issues shares (the “Shares”) in blocks of 50,000 (each, a “Basket”) in exchange for deposits of Swedish Kronor and distributes Swedish Kronor in connection with the redemption of Baskets.

The Trust is a passive investment vehicle. The Trust does not have any officers, directors or employees. The investment objective of the Trust is for the Shares to reflect the price of the Swedish Krona plus accrued interest, less the expenses of the Trust’s operations. The Trust does not engage in any activities designed to obtain profit from, or ameliorate losses caused by, changes in the price of the Swedish Krona.

The Shares of the Trust began trading on The New York Stock Exchange (“NYSE”) under the ticker symbol “FXS” on June 26, 2006. Investing in the Shares does not insulate the investor from certain risks, including price volatility.

Definition and Calculation of Net Asset Value

The net asset value (“NAV”) of the Trust is the aggregate value, expressed in U.S. Dollars (“USD”), of the Trust’s assets. To calculate the NAV, The Bank of New York (the “Trustee”) adds to the amount of Swedish Kronor in the Trust at the end of the preceding business day accrued but unpaid interest, Swedish Kronor receivable under pending purchase orders and the value of other Trust assets, and subtracts the accrued but unpaid Sponsor’s fee, Swedish Kronor payable under pending redemption orders and other Trust expenses and liabilities, if any.

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

The Sponsor publishes the NAV and NAV per Share on the Trust’s website, www.currencyshares.com, each day that the NYSE is open for regular trading.

The following chart illustrates the movement in the price of the Shares based on NAV per Share and the “bid” and “ask” midpoint offered on the NYSE as of the Noon Buying Rate versus the corresponding Swedish Kronor (expressed as a multiple of 1,000 Swedish Krona – Noon Buying Rate x 1,000):

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase, London Branch, maintains two deposit accounts for the Trust, a primary deposit account that earns interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account accrues daily and is paid monthly. The interest rate paid as of April 30, 2007 was an annual nominal rate of 2.78%. The following chart provides the daily rate paid by the Depository since the Shares began trading on the NYSE:

In exchange for a fee, the Trust’s Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest and the Trustee withdraws Swedish Kronor from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month and other Trust expenses. When the interest deposited exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own). Historical distributions are as follows:

FXS Distribution History

Date	Value	NAV	Yield	Annualized Yield
4/2/07	$ 0.29	$ 142.76	0.21%	2.40%
3/1/07	$ 0.25	$ 141.85	0.18%	2.26%
2/1/07	$ 0.27	$ 144.03	0.18%	2.14%
1/3/07	$ 0.25	$ 145.93	0.17%	1.95%
12/1/06	$ 0.24	$ 147.79	0.16%	1.95%
11/1/06	$ 0.20	$ 138.80	0.14%	1.64%
10/2/06	$ 0.19	$ 136.58	0.14%	1.69%
9/1/06	$ 0.18	$ 137.64	0.13%	1.49%
8/1/06	$ 0.19	$ 138.73	0.13%	1.55%
7/3/06	$ 0.07	$ 139.01	0.05%	1.83%

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

The functional currency of the Trust is the Swedish Krona in accordance with Financial Accounting Standard 52, Foreign Currency Translation.

Results of Operations

The Trust was formed on June 8, 2006 when the Sponsor deposited 1,000 Swedish Kronor with the Depository in exchange for one Share. The Depository received 150,000,000 Swedish Krona on behalf of the Trust in exchange for 150,000 Shares On June 21, 2006. Trading in the Shares of the Trust on the NYSE commenced on June 26, 2006. As of April 30, 2007 no additional Shares had been created and the seed capital of 1,000 Swedish Kronor had been redeemed.

As of April 30, 2007 the number of Swedish Kronor owned by the Trust was 150,000,000, resulting in a value of $22,440,918 based on the NAV on April 30, 2007.

Movements in the Price of the Swedish Krona

The investment objective of the Trust is for the Shares to reflect the price of the Swedish Krona plus accrued interest, less the expenses of the Trust’s operations. The Shares are intended to provide institutional and retail investors with a simple, cost-effective means of gaining investment benefits similar to those of holding Swedish Kronor. Each outstanding Share represents a proportional interest in the Swedish Kronor held by the Trust. The following chart provides recent trends on the price of the Swedish Krona. The chart illustrates movements in the price of the Swedish Krona in USD over the period from August 1, 2005 to April 30, 2007, and is based on the Noon Buying Rate as determined by the Federal Reserve Bank of New York.

Historical values of the Noon Buying Rate can be obtained at http://www.ny.frb.org/markets/fxrates/noon.cfm.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4.   CONTROLS AND PROCEDURES

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of April 30, 2007. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report. There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

RYDEX SPECIALIZED PRODUCTS LLC
D/B/A RYDEX INVESTMENTS,
SPONSOR OF CURRENCYSHARESSM SWEDISH KRONA TRUST
Date: June 11, 2007	By: /s/ Nick Bonos
Nick Bonos
Chief Financial Officer
(principal financial officer)