Form 10-Q
period 2007-07-31
CURRENCYSHARES SWEDISH KRONA TRUST
filed 2007-09-14
CIK 1353616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2007

or

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X     No ___.

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ___   Accelerated filer ___   Non-accelerated filer   X

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No   X  .

CURRENCYSHARESSM SWEDISH KRONA TRUST
INDEX

Item 1. FINANCIAL STATEMENTS

CurrencySharesSM Swedish Krona Trust

Statements of Financial Condition

	July 31, 2007 (Unaudited)	October 31, 2006
Assets
Current Assets
Swedish Krona deposits, interest bearing	$22,339,047	$20,801,265
Swedish Krona deposits, non-interest bearing	--	--
Receivable from accrued interest	58,286	36,448

Total Assets	$22,397,333	$20,837,713

Liabilities and Shareholders' Equity
Current Liabilities
Accrued Sponsor's fee	$7,599	$7,072

Total Liabilities	7,599	7,072

Commitments and Contingent Liabilities (note 7)	--	--
Redeemable Capital Shares, at redemption value, no par value,
7,500,000 authorized - 150,000 issued and outstanding	22,389,734	20,830,641
Shareholders' Equity - Retained Earnings and Cumulative Translation
Adjustment	--	--

Total Liabilities and Shareholders' Equity	$22,397,333	$20,837,713

See Notes to Financial Statements.

CurrencySharesSM Swedish Krona Trust
Statements of Income and Comprehensive Income

(Unaudited)

	Three months ended July 31, 2007	Nine months ended July 31, 2007	June 8, 2006 [Date of Inception] to July 31, 2006
Income
Interest income	$164,925	$443,918	$40,078

Total Income	164,925	443,918	40,078

Expenses
Sponsor's fee	(22,209)	(64,997)	(7,901)

Total Expenses	(22,209)	(64,997)	(7,901)

Net Income	$142,716	$378,921	$32,177

Other Comprehensive Income
Currency translation adjustment	2,184	7,011	322

Total Comprehensive Income	$144,900	$385,932	$32,499

Earnings per share	$0.95	$2.53	$0.28
Weighted-average Shares Outstanding	150,000	150,000	113,889
Cash Dividends per Share	$0.91	$2.40	$0.09

See Notes to Financial Statements.

CurrencySharesSM Swedish Krona Trust

Statements of Changes in Shareholders’ Equity

	Nine months ended July 31, 2007 (Unaudited)	June 8, 2006 [Date of Inception] to October 31, 2006
Retained Earnings Balance, Beginning of Period	$--	$--
Net Income	378,921	116,720
Distributions Paid	(360,009)	(93,419)
Adjustment of redeemable capital shares to redemption value	(18,912)	(23,301)

Retained Earnings Balance, End of Period	--	--

Cumulative Translation Adjustment, Beginning of Period	$--	$--
Currency translation adjustment	7,011	1,049
Adjustment of redeemable capital shares to redemption value	(7,011)	(1,049)

Cumulative Translation Adjustment, End of Period	$--	$--

See Notes to Financial Statements.

CurrencySharesSM Swedish Krona Trust

Statements of Cash Flows

(Unaudited)

	Nine months ended July 31, 2007	June 8, 2006 [Date of Inception] to July 31, 2006
Cash flows from operating activities
Cash received for accrued income	$424,997	$5,575
Cash paid for expenses	(64,988)	(903)

Net cash provided by operating activities	360,009	4,672
Cash flows from financing activities
Cash received on issuance of redeemable shares	--	20,590,632
Cash paid to redeem redeemable shares	--	(137)
Cash paid for distributions	(360,009)	(10,476)

Net cash provided by (used in) financing activities	(360,009)	20,580,019
Adjustment to period cash flows due to currency movement	1,537,782	206,057

Increase in cash	1,537,782	20,790,748
Cash at beginning of period	20,801,265	137

Cash at end of period	$22,339,047	$20,790,885

Reconciliation of net income to net cash provided by
operating activities

Net income	$378,921	$32,177
Adjustments to reconcile net income to net cash provided by
operating activities
Increase in receivable from accrued interest	(58,286)	(34,848)
Decrease in prior period receivable from accrued interest	36,448	--
Currency translation adjustment	2,399	275
Increase in accrued sponsor fee	7,599	7,068

Decrease in prior period accrued sponsor fee	(7,072)	--

Net cash provided by operating activities	$360,009	$4,672

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

E.    Dividends

To the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend, the excess interest earned in Swedish Kronor effective on the first business day of the subsequent month. The Trustee will direct that the excess Swedish Kronor be converted into USD at the prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own). For the month of July, 2007, an income distribution of $0.33664 per share was paid on August 8, 2007.

3.    Swedish Krona Deposits

Swedish Krona principal deposits are held in a Swedish Krona -denominated, interest-bearing demand account. For the nine months ending July 31, 2007, there were no Swedish Krona principal deposits and no Swedish Krona principal redemptions resulting in an ending Swedish Krona principal balance of 150,000,000. This equates to 22,339,047 USD. For the period from June 8, 2006 (Date of Inception) to October 31, 2006, there were Swedish Krona principal deposits of 150,000,000 and Swedish Krona principal redemptions of 1,000 resulting in an ending Swedish Krona principal balance of 150,000,000. This equated to 20,801,265 USD. In addition, net interest associated with creation and redemption activity is held in a Swedish Krona -denominated non-interest-bearing account, and any balance is distributed in full as part of the monthly income distributions.

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

Activity in redeemable capital Shares is as follows:

	Nine months ended July 31, 2007		Period from June 8, 2006 [Date of Inception] to October 31, 2006
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	150,000	$20,830,641	1	$137
Shares issued	--	--	150,000	20,621,819
Shares redeemed	--	--	(1)	(137)
Adjustment to period Shares due to
currency movement and other	--	1,559,093	--	208,822

Ending redemption balance	150,000	$22,389,734	150,000	$20,830,641

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

The Sponsor publishes the NAV and NAV per Share on each day that the NYSE is open for regular trading on the Trust’s website, www.currencyshares.com .

The following chart illustrates the movement in the price of the Shares based on NAV per Share and the “bid” and “ask” midpoint offered on the NYSE as of the Noon Buying Rate versus the corresponding Swedish Kronor (expressed as a multiple of 1,000 Swedish Krona – Noon Buying Rate x 1,000):

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase, London Branch, maintains two deposit accounts for the Trust, a primary deposit account that earns interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account accrues daily and is paid monthly. The interest rate paid as of July 31, 2007 was an annual nominal rate of 3.03%. The following chart provides the daily rate paid by the Depository since the Shares began trading on the NYSE:

In exchange for a fee, the Trust’s Sponsor bears most of the expense incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest and the Trustee withdraws Swedish Kronor from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own). Distributions paid during the current reporting period follow (annualized yield reflects the estimated annual yield an investor would receive if a monthly distribution stayed the same for the entire year going forward, and is calculated by annualizing the monthly distribution and dividing by the Trust NAV for the dates listed below):

FXS Distribution History - Current Period
Date	Value	NAV	Yield	Annualized Yield
7/2/2007	$0.31203	$147.22	0.21%	2.58%
6/1/2007	$0.30099	$144.34	0.21%	2.46%
5/1/2007	$0.29656	$148.99	0.20%	2.42%

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

The functional currency of the Trust is the Swedish Krona in accordance with Financial Accounting Standard 52, Foreign Currency Translation.

Results of Operations

The Trust was formed on June 8, 2006 when the Sponsor deposited 1,000 Swedish Kronor with the Depository in exchange for one Share. The Depository received 150,000,000 Swedish Kronor on behalf of the Trust in exchange for 150,000 Shares on June 21, 2006. Trading in the Shares of the Trust on the NYSE commenced on June 26, 2006. As of July 31, 2007 no additional Shares had been created and the seed capital of 1,000 Swedish Kronor had been redeemed.

As of July 31, 2007 the number of Swedish Kronor owned by the Trust was 150,000,000 resulting in a USD value of $22,389,734 based on the NAV on July 31, 2007.

Movements in the Price of the Swedish Krona

The investment objective of the Trust is for the Shares to reflect the price of the Swedish Krona plus accrued interest, less the expenses of the Trust’s operations. The Shares are intended to provide institutional and retail investors with a simple, cost-effective means of gaining investment benefits similar to those of holding Swedish Kronor. Each outstanding Share represents a proportional interest in the Swedish Kronor held by the Trust. The following chart provides recent trends on the price of the Swedish Krona. The chart illustrates movements in the price of the Swedish Krona in USD over the period from August 1, 2005 to July 31, 2007, and is based on the Noon Buying Rate as determined by the Federal Reserve Bank of New York.

Historical values of the Noon Buying Rate can be obtained at http://www.ny.frb.org/markets/fxrates/noon.cfm.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4T.    CONTROLS AND PROCEDURES

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of July 31, 2007. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report. There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

RYDEX SPECIALIZED PRODUCTS LLC
D/B/A RYDEX INVESTMENTS,
SPONSOR OF CURRENCYSHARESSM SWEDISH KRONA TRUST
Date: September 14, 2007	By: /s/ Nick Bonos
Nick Bonos
Chief Financial Officer
(principal financial officer)