Form 10-Q
period 2008-04-30
CURRENCYSHARES SWEDISH KRONA TRUST
filed 2008-06-13
CIK 1353616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2008

or

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

CURRENCYSHARESSM SWEDISH KRONA TRUST
INDEX

Item 1. FINANCIAL STATEMENTS

CurrencySharesSM Swedish Krona Trust

Statements of Financial Condition

	April 30, 2008 (Unaudited)	October 31, 2007
Assets
Current Assets
Swedish Krona deposits, interest bearing	$75,112,669	$39,303,232
Swedish Krona deposits, non-interest bearing	9,322	--
Receivable from accrued interest	221,555	114,667

Total Assets	$75,343,546	$39,417,899

Liabilities and Shareholders’ Equity
Current Liabilities
Accrued Sponsor’s fee	$23,569	$13,371

Total Liabilities	23,569	13,371
Commitments and Contingent Liabilities (note 8)	--	--
Redeemable Capital Shares, at redemption value, no par value,
7,500,000 authorized - 450,000 and 250,000 issued and outstanding,
respectively	75,319,977	39,404,528
Shareholders’ Equity - Retained Earnings and Cumulative
Translation Adjustment	--	--

Total Liabilities and Shareholders’ Equity	$75,343,546	$39,417,899

See Notes to Financial Statements.

CurrencySharesSM Swedish Krona Trust

Statements of Income and Comprehensive Income
(Unaudited)

	Three months ended April 30, 2008	Six months ended April 30, 2008	Three months ended April 30, 2007	Six months ended April 30, 2007
Income
Interest Income	$543,885	$973,456	$145,890	$278,993

Total Income	543,885	973,456	145,890	278,993
Expenses
Sponsor’s fee	(57,189)	(103,918)	(21,050)	(42,788)

Total Expenses	(57,189)	(103,918))	(21,050)	(42,788)
Net Income	$486,696	$869,538	$124,840	$236,205

Other Comprehensive Income
Currency translation adjustment	10,521	12,028	4,848	4,826

Total Comprehensive Income	$497,217	$881,566	$129,688	$241,031

Earnings per share	$1.34	$2.63	$0.83	$1.57
Weighted-average Shares
Outstanding	362,222	330,220	150,000	150,000
Cash Dividends per Share	$1.21	$2.40	$0.81	$1.49

See Notes to Financial Statements.

CurrencySharesSM Swedish Krona Trust

Statements of Changes in Shareholders’ Equity

	Six months ended April 30, 2008 (Unaudited)	Year ended October 31, 2007
Retained Earnings Balance, Beginning of Period	$--	$--
Net Income	869,538	603,255
Distributions Paid	(792,062)	(547,439)
Adjustment of redeemable capital shares to redemption value	(77,476)	(55,816)

Retained Earnings Balance, End of Period	$--	$--

Cumulative Translation Adjustment, Beginning of Period	$--	$--
Currency translation adjustment	12,028	17,161
Adjustment of redeemable capital shares to redemption value	(12,028)	(17,161)

Cumulative Translation Adjustment, End of Period	$--	$--

See Notes to Financial Statements.

CurrencySharesSM Swedish Krona Trust

Statements of Cash Flows
(Unaudited)

	Six months ended April 30, 2008	Six months ended April 30, 2007
Cash flows from operating activities
Cash received for accrued income	$875,161	$266,833
Cash paid for expenses	(94,690)	(43,022)

Net cash provided by operating activities	780,471	223,811
Cash flows from financing activities
Cash received to purchase redeemable shares	47,969,002	--
Cash paid to redeem redeemable shares	(16,011,345)	--
Cash paid for distributions	(792,062)	(223,811)

Net cash provided by/(used in) financing activities	31,165,595	(223,811)
Adjustment to period cash flows due to currency movement	3,872,693	1,595,152

Increase in cash	35,818,759	1,595,152
Cash at beginning of period	39,303,232	20,801,265

Cash at end of period	$75,121,991	$22,396,417

Reconciliation of net income to net cash provided by
operating activities
Net income	$869,538	$236,205
Adjustments to reconcile net income to net cash provided
by operating activities
Increase in receivable from accrued interest	(221,555)	(51,873)
Decrease in prior period receivable from accrued interest	114,667	36,448
Currency translation adjustment	7,623	2,731
Increase in accrued sponsor fee	23,569	7,372
Decrease in prior period accrued sponsor fee	(13,371)	(7,072)

Net cash provided by operating activities	$780,471	$223,811

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

To the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend, the excess interest earned in Swedish Kronor effective on the first business day of the subsequent month. The Trustee will direct that the excess Swedish Kronor be converted into USD at the prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own). For the month of April 2008, an income distribution of $0.46089 per share was paid on May 8, 2008.

3.	Swedish Krona Deposits

Swedish Krona principal deposits are held in a Swedish Krona-denominated, interest-bearing demand account. For the six months ending April 30, 2008, there were Swedish Krona principal deposits of 300,000,000 and Swedish Krona principal redemptions of 100,000,000 resulting in an ending Swedish Krona principal balance of 450,000,000. This equates to 75,112,669 USD. For the year ended October 31, 2007, there were Swedish Krona principal deposits of 100,000,000 and no Swedish Krona principal redemptions resulting in an ending Swedish Krona principal balance of 250,000,000. This equated to 39,303,232 USD. In addition, net interest associated with creation and redemption activity is held in a Swedish Krona-denominated non-interest-bearing account, and any balance is distributed in full as part of the monthly income distributions.

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

Activity in redeemable capital Shares is as follows:

	Six months ended April 30, 2008		Year ended October 31, 2007
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	250,000	$39,404,528	150,000	$20,830,641
Shares issued	300,000	47,969,002	100,000	14,617,539
Shares redeemed
	(100,000)	(16,011,345)	--	--
Adjustment to period Shares due to
currency movement and other	--	3,957,792	--	3,956,348

Ending redemption balance	450,000	$75,319,977	250,000	$39,404,528

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

In certain exceptional cases, the Trust will pay for some expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in the preceding paragraph), taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, and legal expenses in excess of $100,000 per year.

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase, London Branch, maintains two deposit accounts for the Trust, a primary deposit account that earns interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account accrues daily and is paid monthly. The interest rate paid as of April 30, 2008 was an annual nominal rate of 3.70%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

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

FXS Distribution History - Current Period
Date	Value	NAV	Yield	Annualized Yield
04/01/2008	$0.49156	$166.46	0.30%	3.49%
03/03/2008	$0.43685	$162.48	0.27%	3.39%
02/01/2008	$0.44184	$157.49	0.28%	3.31%

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

The functional currency of the Trust is the Swedish Krona in accordance with Financial Accounting Standard 52, Foreign Currency Translation.

Results of Operations

The Trust was formed on June 8, 2006 and the Shares commenced trading on the NYSE on June 26, 2006. The primary listing of the Shares was transferred to NYSE Arca on October 30, 2007. As of October 31, 2006 the number of Swedish Kronor owned by the Trust was 150,000,000 resulting in a redeemable capital share value of $20,830,641. As of October 31, 2007 the number of Swedish Kronor owned by the Trust was 250,000,000 resulting in a redeemable capital share value of $39,404,528.

During the six months ending April 30, 2008, an additional 300,000 shares had been created in exchange for 300,000,000 Swedish Kronor and 100,000 shares were redeemed in exchange for 100,000,000 Swedish Krona. As of April 30, 2008, the number of Swedish Krona owned by the Trust was 450,000,000 resulting in a redeemable capital share value of $75,319,977.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4T. CONTROLS AND PROCEDURES

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of April 30, 2008. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report. There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Trust’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 29, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)     None.

(b)     Not applicable.

(c)     During the quarter ended April 30, 2008, one Basket (50,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) was redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
02/01/2008 - 02/29/2008	--	--
03/01/2008 - 03/31/2008	50,000	$167.93
04/01/2008 - 04/30/2008	--	--

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

CURRENCYSHARESSM SWEDISH KRONA TRUST
By: Rydex Specialized Products LLC
Sponsor of the CurrencySharesSM Swedish Krona Trust
Date: June 13, 2008	By: /s/ Nick Bonos
Nick Bonos
Chief Financial Officer
(principal financial officer)