Form 10-Q
period 2008-07-31
CURRENCYSHARES SWEDISH KRONA TRUST
filed 2008-09-15
CIK 1353616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2008

or

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

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” “non-accelerated filer” or a “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer        Accelerated filer        Non-accelerated filer   X   Smaller reporting company

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes        No   X  .

CURRENCYSHARESSM SWEDISH KRONA TRUST

Item 1. FINANCIAL STATEMENTS

CurrencySharesSM Swedish Krona Trust

Statements of Financial Condition

	July 31, 2008 (Unaudited)	October 31, 2007
Assets
Current Assets
Swedish Krona deposits, interest bearing	$90,861,032	$39,303,232
Swedish Krona deposits, non-interest bearing	13,609	--
Receivable from accrued interest	284,732	114,667

Total Assets	$91,159,373	$39,417,899

Liabilities and Shareholders’ Equity
Current Liabilities
Accrued Sponsor’s fee	$29,204	$13,371

Total Liabilities	29,204	13,371
Commitments and Contingent Liabilities (note 8)	--	--
Redeemable Capital Shares, at redemption value, no par value,
7,500,000 authorized - 550,000 and 250,000 issued and outstanding,
respectively	91,130,169	39,404,528
Shareholders’ Equity - Retained Earnings and Cumulative
Translation Adjustment	--	--

Total Liabilities and Shareholders’ Equity	$91,159,373	$39,417,899

See Notes to Financial Statements.

CurrencySharesSM Swedish Krona Trust

Statements of Income and Comprehensive Income
(Unaudited)

	Three months ended July 31, 2008	Nine months ended July 31, 2008	Three months ended July 31, 2007	Nine months ended July 31, 2007
Income
Interest Income	$766,920	$1,740,376	$164,925	$443,918

Total Income	766,920	1,740,376	164,925	443,918
Expenses
Sponsor’s fee	(79,546)	(183,464)	(22,209)	(64,997)

Total Expenses	(79,546)	(183,464)	(22,209)	(64,997)
Net Income	$687,374	$1,556,912	$142,716	$378,921

Other Comprehensive Income
Currency translation adjustment	(6,075)	5,953	2,184	7,011

Total Comprehensive Income	$681,299	$1,562,865	$144,900	$385,932

Earnings per Share	$1.44	$4.10	$0.95	$2.53
Weighted-average Shares
Outstanding	477,174	379,562	150,000	150,000
Cash Dividends per Share	$1.33	$3.77	$0.91	$2.40

See Notes to Financial Statements.

CurrencySharesSM Swedish Krona Trust

Statements of Changes in Shareholders’ Equity

	Nine months ended July 31, 2008 (Unaudited)	Year ended October 31, 2007
Retained Earnings Balance, Beginning of Period	$--	$--
Net Income	1,556,912	603,255
Distributions Paid	(1,421,971)	(547,439)
Adjustment of redeemable capital shares to redemption value	(134,941)	(55,816)

Retained Earnings Balance, End of Period	$--	$--

Cumulative Translation Adjustment, Beginning of Period	$--	$--
Currency translation adjustment	5,953	17,161
Adjustment of redeemable capital shares to redemption value	(5,953)	(17,161)

Cumulative Translation Adjustment, End of Period	$--	$--

See Notes to Financial Statements.

CurrencySharesSM Swedish Krona Trust

Statements of Cash Flows
(Unaudited)

	Nine months ended July 31, 2008	Nine months ended July 31, 2007
Cash flows from operating activities
Cash received for accrued income	$1,568,749	$424,997
Cash paid for expenses	(167,580)	(64,988)

Net cash provided by operating activities	1,401,169	360,009
Cash flows from financing activities
Cash received to purchase redeemable shares	64,864,298	--
Cash paid to redeem redeemable shares	(16,240,075)	--
Cash paid for distributions	(1,421,971)	(360,009)

Net cash provided by/(used in) financing activities	47,202,252	(360,009)
Adjustment to period cash flows due to currency movement	2,967,988	1,537,782

Increase in cash	51,571,409	1,537,782
Cash at beginning of period	39,303,232	20,801,265

Cash at end of period	$90,874,641	$22,339,047

Reconciliation of net income to net cash provided by
operating activities
Net income	$1,556,912	$378,921
Adjustments to reconcile net income to net cash provided
by operating activities
Increase in receivable from accrued interest	(284,732)	(58,286)
Decrease in prior period receivable from accrued interest	114,667	36,448
Currency translation adjustment	(1,511)	2,399
Increase in accrued sponsor fee	29,204	7,599
Decrease in prior period accrued sponsor fee	(13,371)	(7,072)

Net cash provided by operating activities	$1,401,169	$360,009

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

To the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend, the excess interest earned in Swedish Kronor effective on the first business day of the subsequent month. The Trustee will direct that the excess Swedish Kronor be converted into USD at the prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own). For the month of July 2008, an income distribution of $0.48911 per share was paid on August 8, 2008.

3.	Swedish Krona Deposits

Swedish Krona principal deposits are held in a Swedish Krona-denominated, interest-bearing demand account. For the nine months ending July 31, 2008, there were Swedish Krona principal deposits of 400,000,000 and Swedish Krona principal redemptions of 100,000,000 resulting in an ending Swedish Krona principal balance of 550,000,000. This equates to 90,861,032 USD. For the year ended October 31, 2007, there were Swedish Krona principal deposits of 100,000,000 and no Swedish Krona principal redemptions resulting in an ending Swedish Krona principal balance of 250,000,000. This equated to 39,303,232 USD. In addition, net interest associated with creation and redemption activity is held in a Swedish Krona-denominated non-interest-bearing account, and any balance is distributed in full as part of the monthly income distributions.

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

Activity in redeemable capital Shares is as follows:

	Nine months ended July 31, 2008		Year ended October 31, 2007
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	250,000	$39,404,528	150,000	$20,830,641
Shares issued	400,000	64,864,298	100,000	14,617,539
Shares redeemed
	(100,000)	(16,240,075)	--	--
Adjustment to period Shares due to
currency movement and other	--	3,101,418	--	3,956,348

Ending redemption balance	550,000	$91,130,169	250,000	$39,404,528

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

All of the Trust’s Swedish Kronor are held by the Depository.  Accordingly, a risk associated with the concentration of the Trust’s assets in accounts held by a single financial institution exists and increases the potential for loss by the Trust and the Trust’s beneficiaries in the event that the Depository becomes insolvent.

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase, London Branch, maintains two deposit accounts for the Trust, a primary deposit account that earns interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account accrues daily and is paid monthly. The interest rate paid as of July 31, 2008, was an annual nominal rate of 3.85%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

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

FXS Distribution History - Current Period
Date	Value	NAV	Yield	Annualized Yield
7/1/2008	$0.47146	$167.03	0.28%	3.33%
6/2/2008	$0.48098	$165.98	0.29%	3.54%
5/1/2008	$0.46089	$165.27	0.28%	3.29%

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

The functional currency of the Trust is the Swedish Krona in accordance with Financial Accounting Standard 52, Foreign Currency Translation.

Results of Operations

The Trust was formed on June 8, 2006, and the Shares commenced trading on the NYSE on June 26, 2006. The primary listing of the Shares was transferred to NYSE Arca on October 30, 2007. As of October 31, 2006, the number of Swedish Kronor owned by the Trust was 150,000,000 resulting in a capital redeemable value of $20,830,641. As of October 31, 2007, the number of Swedish Kronor owned by the Trust was 250,000,000 resulting in a capital redeemable value of $39,404,528.

During the nine months ending July 31, 2008, an additional 400,000 shares had been created in exchange for 400,000,000 Swedish Kronor and 100,000 shares were redeemed in exchange for 100,000,000 Swedish Krona. As of July 31, 2008, the number of Swedish Krona owned by the Trust was 550,000,000 resulting in a redeemable capital share value of $91,130,169.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4T. CONTROLS AND PROCEDURES

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of July 31, 2008. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report. There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

CURRENCYSHARESSM SWEDISH KRONA TRUST
By: Rydex Specialized Products LLC
Sponsor of the CurrencySharesSM Swedish Krona Trust
Date: September 15, 2008	By: /s/ Nick Bonos
Nick Bonos
Chief Financial Officer
(principal financial officer)