Form 10-Q
period 2009-04-30
CURRENCYSHARES SWEDISH KRONA TRUST
filed 2009-06-09
CIK 1353616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

or

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒ .

CURRENCYSHARESSM SWEDISH KRONA TRUST

INDEX

Caption	Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Statements of Financial Condition at April 30, 2009 and October 31, 2008	2

Statements of Income and Comprehensive Income for the three months ended April 30, 2009, the six months ended April 30, 2009, the three months ended April 30, 2008, and the six months ended April 30, 2008	3

Statements of Changes in Shareholders’ Equity for the six months ended April 30, 2009 and the year ended October 31, 2008	4

Statements of Cash Flows for the six months ended April 30, 2009 and the six months ended April 30, 2008	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures about Market Risk	15

Items 4. Controls and Procedures	15

Part II OTHER INFORMATION

Item 1. Legal Proceedings	16

Item 1A. Risk Factors	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3. Defaults upon Senior Securities	16

Item 4. Submission of Matters to a Vote of Security Holders	16

Item 5. Other Information	16

Item 6. Exhibits	17

SIGNATURES	18

Item 1.	FINANCIAL STATEMENTS

CurrencySharesSM Swedish Krona Trust

Statements of Financial Condition

(Unaudited)

	April 30, 2009	October 31, 2008
Assets
Current Assets
Swedish Krona deposits, interest bearing	$31,038,550	$44,977,897
Swedish Krona deposits, non-interest bearing	—	—
Receivable from accrued interest	11,415	164,869

Total Assets	$31,049,965	$45,142,766

Liabilities and Shareholders’ Equity
Current Liabilities
Accrued Sponsor’s fee	$10,205	$16,252

Total Current Liabilities	10,205	16,252

Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 7,500,000 authorized – 250,000 and 350,000 issued and outstanding, respectively	31,039,760	45,126,514
Shareholders’ Equity – Retained Earnings and Cumulative Translation Adjustment	—	—

Total Liabilities and Shareholders’ Equity	$31,049,965	$45,142,766

See Notes to Financial Statements.

CurrencySharesSM Swedish Krona Trust

Statements of Income and Comprehensive Income

(Unaudited)

	Three months ended April 30, 2009	Six months ended April 30, 2009	Three months ended April 30, 2008	Six months ended April 30, 2008
Income
Interest income	$41,598	$238,514	$543,885	$973,456

Total Income	41,598	238,514	543,885	973,456

Expenses
Sponsor’s fee	(28,869)	(68,675)	(57,189)	(103,918)

Total Expenses	(28,869)	(68,675)	(57,189)	(103,918)

Net Income	$12,729	$169,839	$486,696	$869,538

Other Comprehensive Income (Loss)
Currency translation adjustment	621	(4,092)	10,521	12,028

Total Comprehensive Income	$13,350	$165,747	$497,217	$881,566

Basic and Diluted Earnings per Share	$0.05	$0.59	$1.34	$2.63
Weighted-average Shares Outstanding	250,000	288,122	362,222	330,220
Cash Dividends per Share	$0.11	$1.08	$1.21	$2.40

See Notes to Financial Statements.

CurrencySharesSM Swedish Krona Trust

Statements of Changes in Shareholders’ Equity

(Unaudited)

	Six months ended April 30, 2009	Year ended October 31, 2008
Retained Earnings Balance, Beginning of Period	$—	$—
Net Income	169,839	2,186,160
Distributions Paid	(305,918)	(2,088,088)
Adjustment of redeemable capital shares to redemption value	136,079	(98,072)

Retained Earnings Balance, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(4,092)	(74,207)
Adjustment of redeemable capital shares to redemption value	4,092	74,207

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencySharesSM Swedish Krona Trust

Statements of Cash Flows

(Unaudited)

	Six months ended April 30, 2009	Six months ended April 30, 2008
Cash flows from operating activities
Cash received for accrued income	$379,309	$875,161
Cash paid for expenses	(73,807)	(94,690)

Net cash provided by operating activities	305,502	780,471

Cash flows from financing activities
Cash received on issuance of redeemable shares	—	47,969,002
Cash paid to redeem redeemable shares	(12,130,353)	(16,011,345)
Cash paid for distributions	(305,918)	(792,062)

Net cash (used in)/provided by financing activities	(12,436,271)	31,165,595

Adjustment to period cash flows due to currency movement	(1,808,578)	3,872,693

(Decrease) Increase in cash	(13,939,347)	35,818,759
Cash at beginning of period	44,977,897	39,303,232

Cash at end of period	$31,038,550	$75,121,991

Reconciliation of net income to net cash provided by operating activities

Net Income	$169,839	$869,538
Adjustments to reconcile net income to net cash provided by operating activities
Increase in receivable from accrued interest	(11,415)	(221,555)
Decrease in prior period receivable from accrued interest	164,869	114,667
Currency translation adjustment	(11,744)	7,623
Increase in accrued sponsor fee	10,205	23,569
Decrease in prior period accrued sponsor fee	(16,252)	(13,371)

Net cash provided by operating activities	$305,502	$780,471

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

To the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend, the excess interest earned in Swedish Kronor effective on the first business day of the subsequent month. The Trustee will direct that the excess Swedish Kronor be converted into USD at the prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own). For the month of April 2009, an income distribution of $0.00484 per share was paid on May 8, 2009.

3.	Swedish Krona Deposits

Swedish Krona principal deposits are held in a Swedish Krona-denominated, interest-bearing demand account. For the six months ended April 30, 2009, there were no Swedish Krona principal deposits and there were Swedish Krona principal redemptions of 100,000,000 resulting in an ending Swedish Krona principal balance of 250,000,000. This equates to 31,038,550 USD. For the year ended October 31, 2008, there were Swedish Krona principal deposits of 400,000,000 and Swedish Krona principal redemptions of 300,000,000 resulting in an ending Swedish Krona principal balance of 350,000,000. This equates to 44,977,897 USD. In addition, net interest associated with creation and redemption activity is held in a Swedish Krona-denominated non-interest-bearing account, and any balance is distributed in full as part of the monthly income distributions.

4.	Redeemable Capital Shares

Shares are classified as “redeemable” for financial statement purposes, since they are subject to redemption. Shares are issued and redeemed continuously in Baskets in exchange for Swedish Kronor. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. Only Authorized Participants (as defined below) may place orders to create and redeem Baskets. An Authorized Participant is a participant in The Depository Trust Company (“DTC”) that is a registered broker-dealer or other institution eligible to settle securities transactions through the book-entry facilities of the DTC and which has entered into a contractual arrangement with the Trust and the Sponsor governing, among other matters, the creation and redemption process. Authorized Participants may redeem their Shares at any time in Baskets.

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

Activity in redeemable capital Shares is as follows:

	Six months ended April 30, 2009		Year ended October 31, 2008
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	350,000	$45,126,514	250,000	$39,404,528
Shares issued	—	—	400,000	63,276,768
Shares redeemed	(100,000)	(12,130,353)	(300,000)	(47,492,049)
Adjustment to period Shares due to currency movement and other	—	(1,956,401)	—	(10,062,733)

Ending balance	250,000	$31,039,760	350,000	$45,126,514

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

All of the Trust’s assets are Swedish Kronor, which creates a concentration risk associated with fluctuations in the price of the Swedish Krona. Accordingly, a decline in the Swedish Krona to USD exchange rate will have an adverse effect on the value of the Shares. Factors that may have the effect of causing a decline in the price of the Swedish Krona include national debt levels and trade deficits, domestic and foreign inflation rates, domestic and foreign interest rates, investment and trading activities of institutions and global or regional political, economic or financial events and situations. Substantial sales of Swedish Kronor by the official sector (central banks, other governmental agencies and related institutions that buy, sell and hold Swedish Kronor as part of their reserve assets) could adversely affect an investment in the Shares.

All of the Trust’s Swedish Kronor are held by the Depository. Accordingly, a risk associated with the concentration of the Trust’s assets in accounts held by a single financial institution exists and increases the potential for loss by the Trust and the Shareholders in the event that the Depository becomes insolvent.

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

The following chart illustrates the movement in the price of the Shares based on (1) NAV per Share, (2) the “bid” and “ask” midpoint offered on the NYSE (prior to October 30, 2007) and NYSE Arca (as of and after October 30, 2007) and (3) the Noon Buying Rate (prior to November 13, 2008) and the Closing Spot Rate (as of and after November 13, 2008) expressed as a multiple of 1,000 Swedish Krona:

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase, London Branch, maintains two deposit accounts for the Trust, a primary deposit account that is expected to earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate paid as of April 30, 2009 was an annual nominal rate of 0.10%. The following chart provides the daily rate paid by the Depository since the Shares began trading on the NYSE:

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

FXS Distribution History – Current Period

Date	Value	NAV	Yield	Annualized Yield
4/1/2009	$0.00185	$120.96	0.00%	0.02%
3/2/2009	$0.04170	$111.20	0.04%	0.49%
2/2/2009	$0.06622	$120.62	0.05%	0.65%

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

The functional currency of the Trust is the Swedish Krona in accordance with Financial Accounting Standard 52, Foreign Currency Translation.

Results of Operations

The Trust was formed on June 8, 2006 and the Shares commenced trading on the NYSE on June 26, 2006. The primary listing of the Shares was transferred to NYSE Arca on October 30, 2007. As of October 31, 2007, the number of Swedish Kronor owned by the Trust was 250,000,000 resulting in a redeemable capital share value of $39,404,528. As of October 31, 2008, the number of Swedish Kronor owned by the Trust was 350,000,000 resulting in a redeemable capital share value of $45,126,514.

During the six months ended April 30, 2009, an additional 100,000 shares were redeemed in exchange for 100,000,000 Swedish Kronor. As of April 30, 2009, the number of Swedish Kronor owned by the Trust was 250,000,000 resulting in a redeemable capital share value of $31,039,760.

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

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of April 30, 2009. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

CURRENCYSHARESSM SWEDISH KRONA TRUST

	By:	Rydex Specialized Products LLC Sponsor of the CurrencySharesSM Swedish Krona Trust

	By:	/s/ Joe Arruda
Date: June 9, 2009		Joe Arruda
Chief Financial Officer (principal financial officer)