Form 10-Q
period 2009-07-31
CURRENCYSHARES SWEDISH KRONA TRUST
filed 2009-09-09
CIK 1353616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

or

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such a shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒ .

CURRENCYSHARESSM SWEDISH KRONA TRUST

INDEX

Caption	Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Statements of Financial Condition at July 31, 2009 and October 31, 2008	2

Statements of Income and Comprehensive Income for the three months ended July 31, 2009, the nine months ended July 31, 2009, the three months ended July 31, 2008, and the nine months ended July 31, 2008	3

Statements of Changes in Shareholders’ Equity for the nine months ended July 31, 2009 and the year ended October 31, 2008	4

Statements of Cash Flows for the nine months ended July 31, 2009 and the nine months ended July 31, 2008	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures about Market Risk	15

Items 4. Controls and Procedures	15

Part II OTHER INFORMATION

Item 1. Legal Proceedings	16

Item 1A. Risk Factors	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3. Defaults upon Senior Securities	16

Item 4. Submission of Matters to a Vote of Security Holders	16

Item 5. Other Information	16

Item 6. Exhibits	17

SIGNATURES	18

Item 1.	FINANCIAL STATEMENTS

CurrencySharesSM Swedish Krona Trust

Statements of Financial Condition

(Unaudited)

	July 31, 2009	October 31, 2008
Assets
Current Assets
Swedish Krona deposits, interest bearing	$34,298,469	$44,977,897
Swedish Krona deposits, non-interest bearing	—	—
Receivable from accrued interest	319	164,869

Total Assets	$34,298,788	$45,142,766

Liabilities and Shareholders’ Equity
Current Liabilities
Accrued Sponsor’s fee	$11,650	$16,252

Total Current Liabilities	11,650	16,252

Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 7,500,000 authorized – 250,000 and 350,000 issued and outstanding, respectively	34,287,138	45,126,514
Shareholders’ Equity – Retained Earnings and Cumulative Translation Adjustment	—	—

Total Liabilities and Shareholders’ Equity	$34,298,788	$45,142,766

See Notes to Financial Statements.

CurrencySharesSM Swedish Krona Trust

Statements of Income and Comprehensive Income

(Unaudited)

	Three months ended July 31, 2009	Nine months ended July 31, 2009	Three months ended July 31, 2008	Nine months ended July 31, 2008
Income
Interest Income	$5,691	$244,205	$766,920	$1,740,376

Total Income	5,691	244,205	766,920	1,740,376

Expenses
Sponsor’s fee	(32,553)	(101,228)	(79,546)	(183,464)

Total Expenses	(32,553)	(101,228)	(79,546)	(183,464)

Net (Loss) Income	$(26,862)	$142,977	$687,374	$1,556,912

Other Comprehensive (Loss) Income
Currency translation adjustment	(1,677)	(5,769)	$(6,075)	$5,953

Total Comprehensive (Loss) Income	$(28,539)	$137,208	$681,299	$1,562,865

Basic and Diluted Earnings per Share	$(0.11)	$0.52	$1.44	$4.10
Weighted-average Shares Outstanding	250,000	275,275	477,174	379,562
Cash Dividends per Share	$0.01	$1.14	$1.33	$3.77

See Notes to Financial Statements.

CurrencySharesSM Swedish Krona Trust

Statements of Changes in Shareholders’ Equity

(Unaudited)

	Nine months ended July 31, 2009	Year ended October 31, 2008
Retained Earnings Balance, Beginning of Period	$—	$—
Net Income	142,977	2,186,160
Distributions Paid	(313,552)	(2,088,088)
Adjustment of redeemable capital shares to redemption value	170,575	(98,072)

Retained Earnings Balance, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(5,769)	74,207
Adjustment of redeemable capital shares to redemption value	5,769	74,207

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencySharesSM Swedish Krona Trust

Statements of Cash Flows

(Unaudited)

	Nine months ended July 31, 2009	Nine months ended July 31, 2008
Cash flows from operating activities
Cash received for accrued income	$403,832	$1,568,749
Cash paid for expenses	(106,232)	(167,580)

Net cash provided by operating activities	297,600	1,401,169

Cash flows from financing activities
Cash received to purchase redeemable shares	—	64,864,298
Cash paid to redeem redeemable shares	(12,385,163)	(16,240,075)
Cash paid for distributions	(313,552)	(1,421,971)

Net cash (used in)/ provided by financing activities	(12,698,715)	47,202,252

Adjustment to period cash flows due to currency movement	1,721,687	2,967,988

(Decrease) Increase in cash	(10,679,428)	51,571,409
Cash at beginning of period	44,977,897	39,303,232

Cash at end of period	$34,298,469	$90,874,641

Reconciliation of net income to net cash provided by operating activities

Net income	$142,977	$1,556,912
Adjustments to reconcile net income to net cash provided by operating activities
Increase in receivable from accrued interest	(319)	(284,732)
Decrease in prior period receivable from accrued interest	164,869	114,667
Currency translation adjustment	(5,325)	(1,511)
Increase in accrued sponsor fee	11,650	29,204
Decrease in prior period accrued sponsor fee	(16,252)	(13,371)

Net cash provided by operating activities	$297,600	$1,401,169

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of the assets, liabilities and disclosures of contingent liabilities at the date of the financial statements, the reported amounts of revenue and expenses during the period and the evaluation of subsequent events through September 9, 2009, the issuance date of the financial statements. Actual results could differ from those estimates.

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

Swedish Krona principal deposits are held in a Swedish Krona-denominated, interest-bearing demand account. The interest rate in effect as of July 31, 2009 was an annual nominal rate of 0.00%. For the nine months ended July 31, 2009, there were no Swedish Krona principal deposits, there were Swedish Krona principal redemptions of 100,000,000 and Swedish Krona withdrawals (to pay expenses) of 125,360 resulting in an ending Swedish Krona principal balance of 249,874,640. This equates to 34,298,469 USD. For the year ended October 31, 2008, there were Swedish Krona principal deposits of 400,000,000 and Swedish Krona principal redemptions of 300,000,000 resulting in an ending Swedish Krona principal balance of 350,000,000. This equates to 44,977,897 USD. In addition, net interest associated with creation and redemption activity is held in a Swedish Krona-denominated non-interest-bearing account, and any balance is distributed in full as part of the monthly income distributions.

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

Activity in redeemable capital Shares is as follows:

	Nine months ended July 31, 2009		Year ended October 31, 2008
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	350,000	$45,126,514	250,000	$39,404,528
Shares issued	—	—	400,000	63,276,768
Shares redeemed	(100,000)	(12,385,163)	(300,000)	(47,492,049)
Adjustment to period Shares due to currency movement and other	—	1,545,787	—	(10,062,733)

Ending balance	250,000	$34,287,138	350,000	$45,126,514

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase, London Branch, maintains two deposit accounts for the Trust, a primary deposit account that is expected to earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of July 31, 2009 was an annual nominal rate of 0.00%. The following chart provides the daily rate paid by the Depository since the Shares began trading on the NYSE:

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

FXS Distribution History – Current Period

Date	Value	NAV	Yield	Annualized Yield
5/1/2009	$0.00484	$124.16	0.00%	0.05%

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

During the nine months ended July 31, 2009, an additional 100,000 shares were redeemed in exchange for 100,000,000 Swedish Kronor. In addition, 125,360 Swedish Krona were withdrawn to pay the portion of sponsor fee that exceeded the interest earned. As of July 31, 2009, the number of Swedish Kronor owned by the Trust was 249,874,640 resulting in a redeemable capital share value of $34,287,138.

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

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of July 31, 2009. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

CURRENCYSHARESSM SWEDISH KRONA TRUST

	By:	Rydex Specialized Products LLC
Sponsor of the CurrencySharesSM Swedish Krona Trust

Date: September 9, 2009	By:	/s/ Joe Arruda
Joe Arruda
Chief Financial Officer
(principal financial officer)