Form 10-K
period 2009-10-31
CURRENCYSHARES SWEDISH KRONA TRUST
filed 2010-01-14
CIK 1353616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2009

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐     No  ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):    Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

Aggregate market value of 250,000 shares of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on April 30, 2009 as reported by NYSE Arca on that date: $31,062,500.

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

OVERVIEW

The CurrencySharesSM Swedish Krona Trust (the “Trust”) is a grantor trust that was formed on June 8, 2006. The Shares commenced trading on the New York Stock Exchange (“NYSE”) under the ticker symbol “FXS” on June 26, 2006. The primary listing of the Shares was transferred to NYSE Arca on October 30, 2007. The Trust issues shares (the “Shares”) in blocks of 50,000 (a “Basket”) in exchange for deposits of Swedish Kronor and distributes Swedish Kronor in connection with the redemption of Baskets.

The investment objective of the Trust is for the Shares to reflect the price of Swedish Krona plus accrued interest, if any, less the expenses of the Trust’s operations. The Shares are intended to offer investors an opportunity to participate in the market for the Swedish Krona through an investment in securities. The Shares are intended to provide institutional and retail investors with a simple, cost-effective means of gaining investment benefits similar to those of holding the Swedish Krona. The Shares are bought and sold on NYSE Arca like any other exchange-listed security. The Shares are backed by the assets of the Trust, which does not hold or use derivative products. Investing in the Shares does not insulate the investor from certain risks, including price volatility. The value of the holdings of the Trust is reported on the Trust’s website, www.currencyshares.com, each business day.

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

The Trust’s only ordinary recurring expense is the Sponsor’s fee. The Sponsor is responsible for payment of the following administrative and marketing expenses of the Trust: the Trustee’s monthly fee, typical maintenance and transaction fees of the Depository, NYSE listing fees, NYSE Arca listing fees, printing and mailing costs, audit fees and expenses, up to $100,000 per annum in legal fees and expenses, and applicable license fees. The Sponsor also paid the costs of the Trust’s organization and the costs of the initial sale of the Shares, including the applicable SEC registration fees. The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Swedish Kronor in the Trust (including all unpaid interest but excluding unpaid fees, each as accrued through the immediately preceding day). The Sponsor was paid $142,358 for the fiscal year ended October 31, 2009.

The Trustee

The Bank of New York Mellon, a banking corporation with trust powers organized under the laws of the State of New York, serves as the Trustee. The Trustee is responsible for the day-to-day administration of the Trust, including keeping the Trust’s operational records.

Net Asset Value

The Trustee calculates, and the Sponsor publishes, the Trust’s Net Asset Value (“NAV”) each business day. To calculate the NAV, the Trustee adds to the amount of Swedish Kronor in the Trust at the end of the preceding day accrued but unpaid interest, if any, Swedish Kronor receivable under pending purchase orders and the value of other Trust assets, and subtracts the accrued but unpaid Sponsor’s fee, Swedish Kronor payable under pending redemption orders and other Trust expenses and liabilities, if any. Prior to November 13, 2008, the NAV was expressed in U.S. Dollars (“USD”) based on the “Noon Buying Rate,” which is the Swedish Krona/USD exchange rate as determined by the Federal Reserve Bank of New York at 12:00 PM (New York time). As of November 13, 2008, the NAV is expressed in USD based on the Swedish Krona/USD as determined by WM/Reuters at 4:00 PM (London time) (the “Closing Spot Rate”) on each day that NYSE Arca is open for regular trading. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate is used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for such valuation.

The Trustee also determines the NAV per Share, which equals the NAV of the Trust divided by the number of outstanding Shares. The NAV of the Trust and NAV per Share is published by the Sponsor on each day that NYSE Arca is open for regular trading and is posted on the Trust’s website, www.currencyshares.com.

Depository and Deposit Accounts

JPMorgan Chase Bank, N.A., London Branch is the Depository. The Depository maintains two deposit accounts for the Trust, a primary deposit account which is expected to earn interest and a secondary deposit account which does not earn interest (collectively, the “Deposit Accounts”). Interest on the primary deposit account, if any, accrues daily and is paid monthly. If the Sponsor believes that the interest rate paid by the Depository is not competitive, the Sponsor’s recourse is to remove the Depository by terminating the Deposit Account Agreement and closing the accounts. The Depository is not paid a fee for its services to the Trust. The Depository may earn a “spread” or “margin” over the rate of interest it pays to the Trust on the Swedish Krona deposit balances.

The secondary deposit account is used to account for interest received and paid out on creations and redemptions of Baskets. The secondary deposit account is also used to account for interest, if any, earned on the primary deposit account, pay Trust expenses and distribute any excess interest to Shareholders on a monthly basis. In the event that the interest deposited exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, then the Trustee will direct that the excess be converted into USD at a prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own).

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

THE SHARES

General

Each Share represents a proportional interest, based on the total number of Shares outstanding, in the Swedish Kronor owned by the Trust, plus accrued and unpaid interest, if any, less accrued but unpaid expenses (both asset-based and non-asset based) of the Trust. All Shares are of the same class with equal rights and privileges. Each Share is transferable, fully paid and non-assessable.

Limited Rights

The Shares are not a traditional investment. They are dissimilar from the “shares” of a corporation operating a business enterprise, with management and a board of directors. Trust Shareholders do not have rights normally associated with owning shares of a business corporation, including, for example, the right to bring “oppression” or “derivative” actions. Shareholders’ have only those rights explicitly set forth in the Depositary Trust Agreement. The Shares do not entitle their holders to any conversion or pre-emptive rights or, except as described herein, any redemption or distribution rights.

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

The Shares are designed to reflect the price of the Swedish Krona, plus accumulated interest, if any, less the Trust’s expenses. The price of the Swedish Krona has fluctuated widely over the past several years. Several factors may affect the price of the Swedish Krona, including:

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

If the Trustee must withdraw Swedish Kronor from the Trust to pay expenses, this will reduce the amount of Swedish Kronor represented by each Share on an ongoing basis and may result in adverse tax consequences for Shareholders.

Each outstanding Share represents a fractional, undivided interest in the Swedish Kronor held by the Trust. Recently, the amount of interest earned by the Trust has not exceeded the Trust’s expenses; accordingly, the Trustee has been required to withdraw Swedish Kronor from the Trust to pay these excess expenses As long as the amount of interest earned does not exceed expenses, the amount of Swedish Kronor represented by each Share will gradually decline. This is true even if additional Shares are issued in exchange for additional deposits of Swedish Kronor into the Trust, as the amount of Swedish Kronor required to create Shares will proportionately reflect the amount of Swedish Kronor represented by the Shares outstanding at the time of creation. As long as the Trust’s expenses are greater than the amount of interest earned, the Shares will only maintain their original price if the price of the Swedish Krona increases. There is no guarantee that interest earned by the Trust in the future will exceed the Trust’s expenses.

Investors should be aware that a gradual decline in the amount of Swedish Kronor represented by the Shares may occur regardless of whether the trading price of the Shares rises or falls in response to changes in the price of Swedish Krona. The estimated ordinary operating expenses of the Trust, which accrue daily, are described in “Business – The Trust – Trust Expenses.”

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

The Depository is committed to endeavor to pay a competitive interest rate on the balance of Swedish Kronor in the primary deposit account of the Trust. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The Depository may change the rate at which interest accrues based upon changes in the British Bank Association LIBOR Overnight rate for the Swedish Krona (BBA rate), other market conditions or the Depository’s liquidity needs. Although the Depository may consider the BBA rate in setting the interest rate, the rate paid to the Trust may be lower than the BBA rate. The Depository notifies the Sponsor of the interest rate applied each business day after the close of such business day. The Sponsor discloses the current interest rate on the Trust’s website. If the Sponsor believes that the interest rate paid by the Depository is not adequate, the Sponsor’s sole recourse is to remove the Depository and terminate the Deposit Accounts. The Depository is not paid a fee for its services to the Trust; rather, it generates income or loss based on its ability to earn a “spread” or “margin” over the interest it pays to the Trust by using the Trust’s Swedish Kronor to make loans or in other banking operations. For these reasons, you should not expect that the Trust will be paid the best available interest rate at any time or over time.

If the Trust incurs expenses in USD, the Trust is required to sell Swedish Kronor to pay these expenses. The sale of the Trust’s Swedish Kronor to pay expenses in USD at a time of low Swedish Kronor prices could adversely affect the value of the Shares.

The Trustee will sell Swedish Kronor held by the Trust to pay any Trust expenses incurred in USD, irrespective of then-current Swedish Krona prices. The Trust is not actively managed and no attempt will be made to buy or sell Swedish Kronor to protect against or to take advantage of fluctuations in the price of Swedish Krona. Consequently, the Trust’s Swedish Kronor may be sold at a time when the Swedish Krona price is low, resulting in a negative effect on the value of the Shares.

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

If the Depository becomes insolvent, its assets might not be adequate to satisfy a claim by the Trust or any Authorized Participant. In addition, in the event of the insolvency of the Depository or the U.S. bank of which it is a branch, there may be a delay and costs incurred in recovering the Swedish Kronor held in the Deposit Accounts.

Swedish Kronor deposited in the Deposit Accounts by an Authorized Participant are commingled with Swedish Kronor deposited by other Authorized Participants and are held by the Depository in either the primary deposit account or the secondary deposit account of the Trust. Swedish Kronor held in the Deposit Accounts are not segregated from the Depository’s other assets. The Trust has no proprietary rights in or to any specific Swedish Kronor held by the Depository and will be an unsecured creditor of the Depository with respect to the Swedish Kronor held in the Deposit Accounts in the event of the insolvency of the Depository or the U.S. bank of which it is a branch. In the event the Depository or the U.S. bank of which it is a branch becomes insolvent, the Depository’s assets might not be adequate to satisfy a claim by the Trust or any Authorized Participant for the amount of Swedish Kronor deposited by the Trust or the Authorized Participant and, in such event, the Trust and any Authorized Participant will generally have no right in or to assets other than those of the Depository.

In the case of insolvency of the Depository or JPMorgan Chase Bank, N.A., the U.S. bank of which the Depository is a branch, a liquidator may seek to freeze access to the Swedish Krona held in all accounts by the Depository, including the Deposit Accounts. The Trust and the Authorized Participants could incur expenses and delays in connection with asserting their claims. These problems would be exacerbated by the fact that the Deposit Accounts are not held in the U.S. but instead held at the London branch of a U.S. national bank, where they are subject to English insolvency law. Further, under U.S. law, in the case of the insolvency of JPMorgan Chase Bank, N.A., the claims of creditors in respect of accounts (such as the Trust’s Deposit Accounts) that are maintained with an overseas branch of JPMorgan Chase Bank, N.A. will be subordinate to claims of creditors in respect of accounts maintained with JPMorgan Chase Bank, N.A. in the U.S., greatly increasing the risk that the Trust and the Trust’s beneficiaries would suffer a loss.

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

For each of the quarters during the fiscal years ended October 31, 2009 and October 31, 2008, the high and low sale prices of the Shares as reported for NYSE Arca transactions were as follows:

Fiscal Year Ended October 31, 2009:	High	Low
Quarter Ended
January 31, 2009	$131.84	$118.14
April 30, 2009	$125.90	$107.43
July 31, 2009	$138.68	$124.29
October 31, 2009	$147.02	$136.30

Fiscal Year Ended October 31, 2008:	High	Low
Quarter Ended
January 31, 2008	$167.85	$151.84
April 30, 2008	$171.30	$153.51
July 31, 2008	$170.06	$164.13
October 31, 2008	$164.42	$125.51

The number of record holders of Shares of the registrant as of November 30, 2009 was approximately 58.

The Trust did not redeem Baskets from Authorized Participants in the fourth quarter of the fiscal year covered by this report.

Item 6.	SELECTED FINANCIAL DATA

Following are financial highlights for the fiscal years ended October 31, 2009, October 31, 2008, October 31, 2007 and the period from June 8, 2006 (date of inception) to October 31, 2006.

	Fiscal Year ended October 31, 2009	Fiscal Year ended October 31, 2008	Fiscal Year ended October 31, 2007	June 8, 2006 [Date of Inception] to October 31, 2006
Income
Interest income	$244,205	$2,437,500	$699,448	$145,435

Total Income	244,205	2,437,500	699,448	145,435

Expenses
Sponsor’s fee	(142,358)	(251,340)	(96,193)	(28,715)

Total Expenses	(142,358)	(251,340)	(96,193)	(28,715)

Net Income	$101,847	$2,186,160	$603,255	$116,720

Other Comprehensive (Loss) Income
Currency translation adjustment	(5,682)	(74,207)	17,161	1,049

Total Comprehensive Income	$96,165	$2,111,953	$620,416	$117,769

Basic and Diluted Earnings per Share	$0.37	$5.54	$3.65	$0.85
Weighted-average Shares Outstanding	278,630	394,536	165,342	136,644
Cash Dividends per Share	$1.12	$5.28	$3.32	$0.68

As of October 31, 2009, total assets were $49,548,513, and for the fiscal year ended October 31, 2009 net cash flows were $4,570,616.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MOVEMENTS IN THE PRICE OF THE SWEDISH KRONA

The investment objective of the Trust is for the Shares to reflect the price of the Swedish Krona plus accrued interest, less the expenses of the Trust’s operations. The Shares are intended to provide institutional and retail investors with a simple, cost-effective means of gaining investment benefits similar to those of holding Swedish Kronor. Each outstanding Share represents a proportional interest in the Swedish Kronor held by the Trust. The following chart provides recent trends on the price of the Swedish Krona. The chart illustrates movements in the price of the Swedish Krona in USD and is based on the Noon Buying Rate (prior to November 13, 2008) and the Closing Spot Rate (as of and after November 13, 2008).

NAV PER SHARE; VALUATION OF THE SWEDISH KRONA

The following chart illustrates the movement in the price of the Shares based on (1) NAV per Share, (2) the “bid” and “ask” midpoint offered on the NYSE (prior to October 30, 2007) and NYSE Arca (on or after October 30, 2007) and (3) the Noon Buying Rate (prior to November 13, 2008) and the Closing Spot Rate (as of and after November 13, 2008), expressed as a multiple of 1,000 Swedish Kronor:

LIQUIDITY

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that is expected to earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of October 31, 2009 was an annual nominal rate of 0.00%. The following chart provides the daily rate paid by the Depository since the Shares began trading on the NYSE:

In exchange for a fee, the Trust’s Sponsor bears most of the expense incurred by the Trust. As a result, the only ordinary expense of the Trust during the periods covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws Swedish Kronor from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended October 31, 2009.

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

The functional currency of the Trust is the Swedish Krona in accordance with FASB Accounting Standards Codification™ (ASC) 830, Foreign Currency Translation.

RESULTS OF OPERATIONS

As of October 31, 2008, the number of Swedish Kronor owned by the Trust was 350,000,000 resulting in a capital redeemable value of $45,126,514. During the year ended October 31, 2009, an additional 100,000 shares were created in exchange for 99,853,897 Swedish Kronor and 100,000 shares were redeemed in exchange for 100,000,000 Swedish Kronor. In addition, 390,711 Swedish Krona were withdrawn to pay the portion of the Sponsor’s fee that exceeded the interest earned. As of October 31, 2009, the number of Swedish Kronor owned by the Trust was 349,463,186 resulting in a redeemable capital value of $49,533,389.

An increase in the Trust’s redeemable capital share value from $45,126,514 at October 31, 2008 to $49,533,389 at October 31, 2009, was primarily the result of an increase in the Closing Spot Rate which rose from 0.12851 at October 31, 2008 to 0.14178 at October 31, 2009.

The Trust’s net income for the year ended October 31, 2009 was $101,847 as a consequence of the Trust’s interest income $244,205 exceeding the Sponsor’s fee of $142,358.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Swedish Kronor in the Trust. Due primarily to a decrease in the weighted-average Swedish Kronor in the Trust, the Sponsor’s fee decreased from $251,340 for the year ended October 31, 2008 to $142,358 for the year ended October 31, 2009. The only expense of the Trust during the year ended October 31, 2009 was the Sponsor’s fee.

Interest income decreased from $2,437,500 for the year ended October 31, 2008 to $244,205 for the year ended October 31, 2009, attributable primarily to a decrease in the annual nominal interest rate paid by the Depository, which decreased from 3.13% at October 31, 2008 to 0.00% at October 31, 2009.

Cash dividends per Share decreased from $5.28 for the year ended October 31, 2008 to $1.12 per Share for the year ended October 31, 2009. This decrease in cash dividends per Share was primarily the result of a decrease in the annual nominal interest rate paid by the Depository.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as described above with respect to the USD/Swedish Krona exchange rate and the nominal annual interest rate paid by the Depository on Swedish Kronor held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements on page F-1 for a list of the financial statements being filed with this report.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

Item 9A(T).	CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 31, 2009. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this annual report.

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

The chief executive officer and chief financial officer of the Sponsor have assessed the effectiveness of the Trust’s internal control over financial reporting as of October 31, 2009. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operation effectiveness of its internal controls over financial reporting. Based on their assessment and those criteria, the chief executive officer and chief financial officer of the Sponsor believe that the Trust maintained effective internal control over financial reporting as of October 31, 2009.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Trust’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Trust to provide only management’s report in this annual report.

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

PricewaterhouseCoopers LLP is the independent registered public accounting firm for the Trust. Fees for services performed by PricewaterhouseCoopers LLP for the fiscal years ended October 31, 2009 and October 31, 2008 were:

	2009	2008
Audit Fees	$38,389	$13,125
Audit-related fees	0	26,250
Tax fees	0	0
All other Fees	0	0

	$38,389	$39,375.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

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

CurrencySharesSM Swedish Krona Trust

Financial Statements as of October 31, 2009

Index

Page

Report of Independent Registered Public Accounting Firm	F-2

Statements of Financial Condition at October 31, 2009 and October 31, 2008	F-3

Statements of Income and Comprehensive Income for the year ended October 31, 2009, the year ended October 31, 2008 and the year ended October 31, 2007	F-4

Statements of Changes in Shareholders’ Equity for the year ended October 31, 2009, the year ended October 31, 2008, and the year ended October 31, 2007	F-5

Statements of Cash Flows for the year ended October 31, 2009, the year ended October 31, 2008 and the year ended October 31, 2007	F-6

Notes to the Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Shareholders of CurrencySharesSM Swedish Krona Trust:

In our opinion, the accompanying statements of financial condition and the related statements of income and comprehensive income, of changes in shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of CurrencySharesSM Swedish Krona Trust (the “Trust”) at October 31, 2009 and October 31, 2008, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2009 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Baltimore, Maryland

January 14, 2010

CurrencySharesSM Swedish Krona Trust

Statements of Financial Condition

	October 31, 2009	October 31, 2008
Assets
Current Assets
Swedish Krona deposits, interest bearing	$49,548,513	$44,977,897
Swedish Krona deposits, non-interest bearing	—	—
Receivable from accrued interest	—	164,869

Total Assets	$49,548,513	$45,142,766

Liabilities and Shareholders’ Equity
Current Liabilities
Accrued Sponsor’s fee	$15,124	$16,252

Total Current Liabilities	15,124	16,252

Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 7,500,000 authorized – 350,000 issued and outstanding	49,533,389	45,126,514
Shareholders’ Equity – Retained Earnings and Cumulative Translation Adjustment	—	—

Total Liabilities and Shareholders’ Equity	$49,548,513	$45,142,766

See Notes to Financial Statements.

CurrencySharesSM Swedish Krona Trust

Statements of Income and Comprehensive Income

	Year Ended October 31, 2009	Year Ended October 31, 2008	Year Ended October 31, 2007
Income
Interest Income	$244,205	$2,437,500	$699,448

Total Income	244,205	2,437,500	699,448

Expenses
Sponsor’s fee	(142,358)	(251,340)	(96,193)

Total Expenses	(142,358)	(251,340)	(96,193)
Net Income	$101,847	$2,186,160	$603,255

Other Comprehensive (Loss) Income
Currency translation adjustment	(5,682)	(74,207)	17,161

Total Comprehensive Income	$96,165	$2,111,953	$620,416

Basic and Diluted Earnings per Share	$0.37	$5.54	$3.65
Weighted-average Shares Outstanding	278,630	394,536	165,342
Cash Dividends per Share	$1.12	$5.28	$3.32

See Notes to Financial Statements.

CurrencySharesSM Swedish Krona Trust

Statements of Changes in Shareholders’ Equity

	Year Ended October 31, 2009	Year Ended October 31, 2008	Year Ended October 31, 2007
Retained Earnings Balance, Beginning of Year	$—	$—	$—
Net Income	101,847	2,186,160	603,255
Distributions Paid	(324,034)	(2,088,088)	(547,439)
Adjustment of redeemable capital shares to redemption value	$222,187	$(98,072)	$(55,816)

Retained Earnings Balance, End of Year	$—	$—	$—

Cumulative Translation Adjustment, Beginning of Year	$—	$—	$—
Currency translation adjustment	(5,682)	74,207	17,161
Adjustment of redeemable capital shares to redemption value	5,682	74,207	(17,161)

Cumulative Translation Adjustment, End of Year	$—	$—	$—

See Notes to Financial Statements.

CurrencySharesSM Swedish Krona Trust

Statements of Cash Flows

	Year Ended October 31, 2009	Year Ended October 31, 2008	Year Ended October 31, 2007
Cash flows from operating activities
Cash received for accrued income	$417,631	$2,347,905	$627,915
Cash paid for expenses	(144,046)	(244,250)	(90,945)

Net cash provided by operating activities	273,585	2,103,655	536,970

Cash flows from financing activities
Cash received to purchase redeemable shares	12,780,972	63,276,768	14,617,539
Cash paid to redeem redeemable shares	(12,799,233)	(47,492,049)	—
Cash paid for distributions	(324,034)	(2,088,088)	(547,439)

Net cash (used in)/ provided by financing activities	(342,295)	13,696,631	14,070,100

Adjustment to period cash flows due to currency movement	4,639,326	(10,125,621)	3,894,897

Increase in cash	4,570,616	5,674,665	18,501,967
Cash at beginning of year	44,977,897	39,303,232	20,801,265

Cash at end of year	$49,548,513	$44,977,897	$39,303,232

Reconciliation of net income to net cash provided by operating activities

Net income	$101,847	$2,186,160	$603,255
Adjustments to reconcile net income to net cash provided by operating activities
Increase in receivable from accrued interest	—	(164,869)	(114,667)
Decrease in prior period receivable from accrued interest	164,869	114,667	36,448
Currency translation adjustment	7,997	(35,184)	5,635
Increase in accrued sponsor fee	15,124	16,252	13,371
Decrease in prior period accrued sponsor fee	(16,252)	(13,371)	(7,072)

Net cash provided by operating activities	$273,585	$2,103,655	$536,970

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of the assets, liabilities and disclosures of contingent liabilities at the date of the financial statements, the reported amounts of revenue and expenses during the period and the evaluation of subsequent events through January 14, 2010, the issuance date of the financial statements. Actual results could differ from those estimates.

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

The functional currency of the Trust is the Swedish Krona in accordance with FASB Accounting Standards Codification™ (ASC) 830, Foreign Currency Translation. For financial statement reporting purposes, USD is the reporting currency. As a result, the financial statements are translated from Swedish Kronor to USD. The Closing Spot Rate on the last day of the period is used for translation in the statements of financial condition. The average Closing Spot Rate for the period is used for translation in the statement of income and comprehensive income and the statement of cash flows. Any currency translation adjustment is included in comprehensive income.

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

Swedish Krona principal deposits are held in a Swedish Krona-denominated, interest-bearing demand account. The interest rate in effect as of October 31, 2009 was an annual nominal rate of 0.00%. For the year ended October 31, 2009, there were Swedish Krona principal deposits of 99,853,897, there were Swedish Krona principal redemptions of 100,000,000 and Swedish Krona withdrawals (to pay expenses) of 390,711 resulting in an ending Swedish Krona principal balance of 349,463,186. This equates to 49,548,513

USD. For the year ended October 31, 2008, there were Swedish Krona principal deposits of 400,000,000 and Swedish Krona principal redemptions of 300,000,000 resulting in an ending Swedish Krona principal balance of 350,000,000. This equates to 44,977,897 USD. For the year ended October 31, 2007, there were 100,000,000 Swedish Krona principal deposits and no Swedish Krona principal redemptions resulting in and ending Swedish Krona principal balance of 250,000,000. This equates to 39,303,232 USD. In addition, net interest associated with creation and redemption activity is held in a Swedish Krona-denominated non-interest-bearing account, and any balance is distributed in full as part of the monthly income distributions.

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

Activity in redeemable capital Shares is as follows:

	Year Ended October 31, 2009		Year Ended October 31, 2008		Year Ended October 31, 2007
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	350,000	$45,126,514	250,000	$39,404,528	150,000	$20,830,641
Shares issued	100,000	12,780,972	400,000	63,276,768	100,000	14,617,539
Shares redeemed	(100,000)	(12,799,233)	(300,000)	(47,492,049)	—	—
Adjustment to period Shares due to currency movement and other	—	4,425,136	—	(10,062,733)	—	3,956,348

Ending balance	350,000	$49,533,389	350,000	$45,126,514	250,000	$39,404,528

The Trustee calculates the Trust’s NAV each business day. To calculate the NAV, the Trustee subtracts the Sponsor’s accrued fee through the previous day from the Swedish Kronor held by the Trust (including all unpaid interest accrued through the preceding day) and calculates the value of the Swedish Kronor in USD based upon the Closing Spot Rate. If, on a particular evaluation day, the

Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate shall be used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for such valuation. In the event that the Trustee and the Sponsor determine that the most recent Closing Spot Rate is not an appropriate basis for valuation of the Trust’s Swedish Kronor, they shall determine an alternative basis for such evaluation to be employed by the Trustee. The Trustee also determines the NAV per Share, which equals the NAV of the Trust divided by the number of outstanding Shares. Shares deliverable under a purchase order are considered outstanding for purposes of determining NAV per Share; Shares deliverable under a redemption order are not considered outstanding for this purpose.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Rockville, State of Maryland, on January 14, 2010.

CURRENCYSHARESSM
SWEDISH KRONA TRUST

By	Rydex Specialized Products LLC
Sponsor of the CurrencySharesSM
Swedish Krona Trust

	By:	/S/ NICK BONOS
Nick Bonos Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

Signature	Capacity	Date

/S/ NICK BONOS	Director and Chief Executive Officer	January 14, 2010
Nick Bonos	(principal executive officer)

/S/ JOE ARRUDA	Director and Chief Financial Officer (principal financial officer and principal	January 14, 2010
Joe Arruda	accounting officer)

/S/ MICHAEL BYRUM	Director	January 14, 2010
Michael Byrum

*	The registrant is a trust and the persons are signing in their capacities as officers or directors of Rydex Specialized Products LLC, the Sponsor of the registrant.