Form 10-Q
period 2010-01-31
CURRENCYSHARES SWEDISH KRONA TRUST
filed 2010-03-12
CIK 1353616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

or

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

CURRENCYSHARESSM SWEDISH KRONA TRUST

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

CurrencySharesSM Swedish Krona Trust

Statements of Financial Condition

	January 31, 2010 (Unaudited)	October 31, 2009
Assets
Current Assets
Swedish Krona deposits, interest bearing	$40,761,752	$49,548,513
Swedish Krona deposits, non-interest bearing	—	—

Total Assets	$40,761,752	$49,548,513

Liabilities and Shareholders’ Equity
Current Liabilities
Accrued Sponsor’s fee	$13,846	$15,124

Total Current Liabilities	13,846	15,124

Commitments and Contingent Liabilities (note 8)	—	—
Shareholders’ Equity
Redeemable Capital Shares, at redemption value, no par value, 7,500,000 authorized – 300,000 and 350,000 issued and outstanding, respectively	40,747,906	49,533,389
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities and Shareholders’ Equity	$40,761,752	$49,548,513

See Notes to Financial Statements.

CurrencySharesSM Swedish Krona Trust

Statements of Income and Comprehensive Income

(Unaudited)

	Three months ended January 31, 2010	Three months ended January 31, 2009
Income
Interest Income	$—	$196,916

Total Income	—	196,916

Expenses
Sponsor’s fee	(46,629)	(39,806)

Total Expenses	(46,629)	(39,806)

Net (Loss) Income	$(46,629)	$157,110

Other Comprehensive Income (Loss)
Currency translation adjustment	1,652	(4,713)

Total Comprehensive (Loss) Income	$(44,977)	$152,397

Basic and Diluted Earnings per Share	$(0.14)	$0.48
Weighted-average Shares Outstanding	327,717	325,000
Cash Dividends per Share	$—	$0.87

See Notes to Financial Statements.

CurrencySharesSM Swedish Krona Trust

Statements of Changes in Shareholders’ Equity

	Three months ended January 31, 2010 (Unaudited)	Year ended October 31, 2009
Retained Earnings Balance, Beginning of Period	$—	$—
Net (Loss) Income	(46,629)	101,847
Distributions Paid	—	(324,034)
Adjustment of redeemable capital shares to redemption value	46,629	222,187

Retained Earnings Balance, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	1,652	(5,682)
Adjustment of redeemable capital shares to redemption value	(1,652)	5,682

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencySharesSM Swedish Krona Trust

Statements of Cash Flows

(Unaudited)

	Three months ended January 31, 2010	Three months ended January 31, 2009
Cash flows from operating activities
Cash received for accrued income	$—	$327,916
Cash paid for expenses	(47,338)	(43,876)

Net cash (used in)/provided by operating activities	(47,338)	284,040

Cash flows from financing activities
Cash received to purchase redeemable shares	—	—
Cash paid to redeem redeemable shares	(7,043,854)	(12,427,646)
Cash paid for distributions	—	(284,040)

Net cash used in financing activities	(7,043,854)	(12,711,686)

Adjustment to period cash flows due to currency movement	(1,695,569)	(2,411,744)

Decrease in cash	(8,786,761)	(14,839,390)
Cash at beginning of period	49,548,513	44,977,897

Cash at end of period	$40,761,752	$30,138,507

Reconciliation of net (loss) income to net cash (used in)/provided by operating activities

Net (loss) income	$(46,629)	$157,110
Adjustments to reconcile net (loss) income to net cash (used in)/provided by operating activities
Receivable from accrued interest	—	(27,591)
Prior period receivable from accrued interest	—	164,869
Currency translation adjustment	569	(5,394)
Accrued sponsor fee	13,846	11,298
Prior period accrued sponsor fee	(15,124)	(16,252)

Net cash (used in)/provided by operating activities	$(47,338)	$284,040

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the Form 10-K as filed on January 14, 2010.

2.	Significant Accounting Policies

A.	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of the assets, liabilities and disclosures of contingent liabilities at the date of the financial statements, the reported amounts of revenue and expenses during the period and the evaluation of subsequent events through the issuance date of the financial statements. Actual results could differ from those estimates.

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

The functional currency of the Trust is the Swedish Krona in accordance with generally accepted accounting standards. For financial statement reporting purposes, USD is the reporting currency. As a result, the financial records of the Trust are translated from Swedish Kronor to USD. The Closing Spot Rate on the last day of the period is used for translation in the statements of financial condition. The average Closing Spot Rate for the period is used for translation in the statement of income and comprehensive income and the statement of cash flows. Any currency translation adjustment is included in comprehensive income.

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

Swedish Krona principal deposits are held in a Swedish Krona-denominated, interest-bearing demand account. The interest rate in effect as of January 31, 2010 was an annual nominal rate of 0.00%. For the three months ended January 31, 2010, there were Swedish Krona principal redemptions of 49,879,641 and Swedish Krona withdrawals (to pay expenses) of 335,218, resulting in an ending Swedish Krona principal balance of 299,248,327. This equates to 40,761,752 USD. For the year ended October 31, 2009, there were Swedish Krona principal deposits of 99,853,897, Swedish Krona principal redemptions of 100,000,000 and Swedish Krona withdrawals (to pay expenses) of 390,711 resulting in an ending Swedish Krona principal balance of 349,463,186. This equates to 49,548,513 USD. In addition, net interest associated with creation and redemption activity is held in a Swedish Krona-denominated non-interest-bearing account, and any balance is distributed in full as part of the monthly income distributions.

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

Activity in redeemable capital Shares is as follows:

	Three months ended January 31, 2010 (Unaudited)		Year ended October 31, 2009
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	350,000	$49,533,389	350,000	$45,126,514
Shares issued	—	—	100,000	12,780,972
Shares redeemed	(50,000)	(7,043,854)	(100,000)	(12,799,233)
Adjustment to period Shares due to currency movement and other	—	(1,741,629)	—	4,425,136

Ending balance	300,000	$40,747,906	350,000	$49,533,389

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

Under the Trust’s organizational documents, the Sponsor is indemnified against any liability or expense it incurs without negligence, bad faith or willful misconduct on its part. The Trust’s maximum exposure under this arrangement is unknown, as this would involve future claims that may be made against the Trust that have not yet occurred.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Information and Risk Factors

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, such forward-looking statements can be identified by terminology such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate” as well as similar words and phrases that signify forward-looking statements. These statements are predictions and actual events or results may differ materially from those expressed in our forward-looking statements. Risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements. These risks and uncertainties include fluctuations in the price of the Swedish Krona, as the value of the Shares relates directly to the value of the Swedish Kronor held by the Trust and price fluctuations could materially adversely affect an investment in the Shares. Readers are urged to review the “Risk Factors” section contained in the Trust’s most recent annual report on Form 10-K for a description of other risks and uncertainties that may affect an investment in the Shares.

Neither Rydex Specialized Products LLC d/b/a Rydex Investments (the “Sponsor”) nor any other person assumes responsibility for the accuracy or completeness of forward-looking statements contained in this report. Further, these forward-looking statements are made as of the date of this report, and will not be revised or updated to reflect actual results or changes in the Sponsor’s expectations or predictions.

Trust Overview

CurrencySharesSM Swedish Krona Trust (the “Trust”) is a grantor trust that was formed on June 8, 2006. The Trust issues shares (the “Shares”) in blocks of 50,000 each (a “Basket”) in exchange for deposits of Swedish Kronor and distributes Swedish Kronor in connection with the redemption of Baskets.

The Trust is a passive investment vehicle. The Trust does not have any officers, directors or employees. The investment objective of the Trust is for the Shares to reflect the price of the Swedish Krona plus accrued interest, if any, less the expenses of the Trust’s operations. The Trust does not engage in any activities designed to obtain profit from, or ameliorate losses caused by, changes in the price of the Swedish Krona.

The Shares, which began trading on June 26, 2006, trade under the ticker symbol “FXS” on NYSE Arca. Investing in the Shares does not insulate the investor from certain risks, including price volatility.

Definition of Net Asset Value; Valuation of the Swedish Krona

The net asset value (“NAV”) of the Trust is the aggregate value, expressed in U.S. Dollars (“USD”), of the Trust’s assets. To calculate the NAV, The Bank of New York Mellon (the “Trustee”) adds to the amount of Swedish Kronor in the Trust at the end of the preceding business day accrued but unpaid interest, if any, Swedish Kronor receivable under pending purchase orders and the value of other Trust assets, and subtracts the accrued but unpaid Sponsor’s fee, Swedish Kronor payable under pending redemption orders and other Trust expenses and liabilities, if any.

Prior to November 13, 2008, the NAV was expressed in USD based on the “Noon Buying Rate,” which is the USD/Swedish Krona exchange rate as determined by the Federal Reserve Bank of New York at 12:00 PM (New York time). As of and after November 13, 2008, the NAV is expressed in USD based on the USD/Swedish Krona exchange rate as determined by WM/Reuters at 4:00 PM (London time) (the “Closing Spot Rate”) on each day that NYSE Arca is open for regular trading. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate shall be used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for such valuation. The Trustee also determines the NAV per Share, which equals the NAV of the Trust divided by the number of outstanding Shares.

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

FXS Price Movement

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s depository, JPMorgan Chase Bank, N.A., London Branch (the “Depository”), maintains two deposit accounts for the Trust, a primary deposit account that is expected to earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of January 31, 2010 was an annual nominal rate of 0.00%. The following chart provides the daily rate paid by the Depository since the Shares began trading on the NYSE:

  FXS Daily Rate

In exchange for a fee, the Trust’s Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws Swedish Kronor from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. In the event that the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended January 31, 2010.

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

The functional currency of the Trust is the Swedish Krona in accordance with generally accepted accounting standards.

Results of Operations

As of October 31, 2009, the number of Swedish Kronor owned by the Trust was 349,463,186, resulting in a redeemable capital share value of $49,533,389. During the three months ended January 31, 2010, no additional Shares were created in exchange for Swedish Kronor and 50,000 Shares were redeemed in exchange for 49,879,641 Swedish Kronor. In addition, 335,218 Swedish Kronor were withdrawn by the Sponsor to pay the portion of the Sponsor’s fee that exceeded interest earned. As of January 31, 2010, the number of Swedish Kronor owned by the Trust was 299,248,327, resulting in a redeemable capital share value of $40,747,906.

A decrease in the Trust’s redeemable capital share value from $49,533,389 at October 31, 2009 to $40,747,906 at January 31, 2010, was primarily the result of a decline in the number of Shares outstanding from 350,000 at October 31, 2009 to 300,000 at January 31, 2010, coupled with a decrease in the Closing Spot Rate, which fell from 0.14178 at October 31, 2009 to 0.13621 at January 31, 2010.

Interest income decreased from $196,916 for the three months ended January 31, 2009 to $0 for the three months ended January 31, 2010, attributable primarily to a decrease in the annual nominal interest rate paid by the Depository from 1.23% at January 31, 2009 to 0.00% at January 31, 2010.

The only expense of the Trust during the three months ended January 31, 2010 was the Sponsor’s fee. The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Swedish Kronor in the Trust. Due primarily to an increase in the weighted-average Swedish Kronor in the Trust, the Sponsor’s fee increased from $39,806 for the three months ended January 31, 2009 to $46,629 for the three months ended January 31, 2010.

The Trust’s net loss for the three months ended January 31, 2010 was $46,629 as a consequence of the Trust’s Sponsor’s fee of $46,629 exceeding the interest income of $0.

Cash dividends per Share decreased from $0.87 for the three months ended January 31, 2009 to $0.00 per Share for the three months ended January 31, 2010. This decrease in cash dividends per Share was primarily the result of a decrease in the annual nominal interest rate paid by the Depository.

Movements in the Price of the Swedish Krona

The investment objective of the Trust is for the Shares to reflect the price of the Swedish Krona plus accrued interest, if any, less the expenses of the Trust’s operations. The Shares are intended to provide institutional and retail investors with a simple, cost-effective means of gaining investment benefits similar to those of holding Swedish Kronor. Each outstanding Share represents a proportional interest in the Swedish Kronor held by the Trust. The following chart provides historical trends in the price of the Swedish Krona. The chart illustrates movements in the price of the Swedish Krona in USD based on the Noon Buying Rate (prior to November 13, 2008) and the Closing Spot Rate (as of and after November 13, 2008).

    Noon Buying Rate/Closing Spot Rate

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as described above with respect to fluctuations in the USD/Swedish Krona exchange rate and changes in the nominal annual interest rate paid by the Depository on Swedish Kronor held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative products.

Item 4T.	CONTROLS AND PROCEDURES

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of January 31, 2010. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Trust’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 14, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)	During the quarter ended January 31, 2010, 1 Basket (50,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) was redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
11/01/2009 – 11/30/2009	—	—
12/01/2009 – 12/31/2009	50,000	$135.75
01/01/2010 – 01/31/2010	—	—

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Number	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARESSM SWEDISH KRONA TRUST

	By:	Rydex Specialized Products LLC
Sponsor of the CurrencySharesSM Swedish Krona Trust

Date: March 12, 2010	By:	/s/ Joseph Arruda
Joseph Arruda
Chief Financial Officer
(principal financial officer)