Form 10-K
period 2010-10-31
CURRENCYSHARES SWEDISH KRONA TRUST
filed 2011-01-14
CIK 1353616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2010

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):    Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of 250,000 shares of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on April 30, 2010 as reported by NYSE Arca on that date: $34,330,000.

CURRENCYSHARES® SWEDISH KRONA TRUST

i

PART I

Item 1.	Business

Overview

The CurrencyShares® Swedish Krona Trust (the “Trust”) is a grantor trust that was formed on June 8, 2006. The Shares commenced trading on the New York Stock Exchange (“NYSE”) under the ticker symbol “FXS” on June 26, 2006. The primary listing of the Shares was transferred to NYSE Arca on October 30, 2007. The Trust issues shares (the “Shares”) in blocks of 50,000 (a “Basket”) in exchange for deposits of Swedish Kronor and distributes Swedish Kronor in connection with the redemption of Baskets.

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

The Trust’s only ordinary recurring expense is the Sponsor’s fee. The Sponsor is responsible for payment of the following administrative and marketing expenses of the Trust: the Trustee’s monthly fee, typical maintenance and transaction fees of the Depository, NYSE listing fees, NYSE Arca listing fees, printing and mailing costs, audit fees and expenses, up to $100,000 per year in legal fees and expenses, and applicable license fees. The Sponsor also paid the costs of the Trust’s organization, including the applicable SEC registration fees. The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Swedish Kronor in the Trust (including all unpaid interest but excluding unpaid fees, each as accrued through the immediately preceding day). The Sponsor was paid $163,175 for the fiscal year ended October 31, 2010.

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

Depository and Deposit Accounts

JPMorgan Chase Bank, N.A., London Branch is the Depository. The Depository maintains two deposit accounts for the Trust, a primary deposit account which is expected to earn interest and a secondary deposit account which does not earn interest (collectively, the “Deposit Accounts”). Interest on the primary deposit account, if any, accrues daily and is paid monthly. If the Sponsor believes that the interest rate paid by the Depository is not competitive, the Sponsor’s recourse is to remove the Depository by terminating the Deposit Account Agreement and closing the Deposit Accounts. The Depository is not paid a fee for its services to the Trust. The Depository may earn a “spread” or “margin” over the rate of interest it pays to the Trust on the Swedish Krona deposit balances.

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

Limited Rights

The Shares are not a traditional investment. They are dissimilar from the shares of a corporation operating a business enterprise, with management and a board of directors. Trust Shareholders do not have rights normally associated with owning shares of a business corporation, including, for example, the right to bring “oppression” or “derivative” actions. Shareholders’ have only those rights explicitly set forth in the Depositary Trust Agreement. The Shares do not entitle their holders to any conversion or pre-emptive rights or, except as described herein, any redemption or distribution rights.

Voting and Approvals

Shareholders have no voting rights under the Depositary Trust Agreement, except in limited circumstances. If the holders of at least 25% of the Shares outstanding determine that the Trustee is in material breach of its obligations under the Depositary Trust Agreement, they may provide written notice to the Trustee (or require the Sponsor to do so) specifying the default and requiring the Trustee to cure such default. If the Trustee fails to cure the default within 30 days, the Sponsor may remove the Trustee. The holders of at least 66 2/3% of the Shares outstanding may vote to remove the Trustee. The Trustee must terminate the Trust at the request of the holders of at least 75% of the outstanding Shares.

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

Only Authorized Participants may place orders to create and redeem Baskets. An Authorized Participant is a Depository Trust Company participant that is a registered broker-dealer or other securities market participant, such as a bank or other financial institution that is not required to register as a broker-dealer to engage in securities transactions.

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

The Shares are designed to reflect the price of the Swedish Krona, plus accumulated interest, if any, less the Trust’s expenses. The price of the Swedish Krona has fluctuated widely over the past several years. Several factors may affect the price of the Swedish Krona, including:

•	Debt level and trade deficit of Sweden;

•	Inflation rates and interest rates of the United States and Sweden and investors’ expectations concerning these rates;

•	Investment and trading activities of mutual funds, hedge funds and currency funds; and

•	Global or regional political, economic or financial events and situations.

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

The Depository is committed to endeavor to pay a competitive interest rate on the balance of Swedish Kronor in the primary deposit account of the Trust. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The Depository may change the rate at which interest accrues based upon changes in the British Bank Association LIBOR Overnight rate for the Swedish Krona (BBA rate), other market conditions or the Depository’s liquidity needs. Although the Depository may consider the BBA rate in setting the interest rate, the rate paid to the Trust may be lower than the BBA rate. The Depository notifies the Sponsor of the interest rate applied each business day after the close of the business day. The Sponsor discloses the current interest rate on the Trust’s website. If the Sponsor believes that the interest rate paid by the Depository is not adequate, the Sponsor’s sole recourse is to remove the Depository and terminate the Deposit Accounts. The Depository is not paid a fee for its services to the Trust; rather, it generates income or loss based on its ability to earn a “spread” or “margin” over the interest it pays to the Trust by using the Trust’s Swedish Kronor to make loans or in other banking operations. For these reasons, you should not expect that the Trust will be paid the best available interest rate at any time or over time.

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

Shareholders do not have the protections associated with ownership of a demand deposit account insured in the United States by the Federal Deposit Insurance Corporation nor the protection provided for bank deposits under English law.

Neither the Shares nor the Deposit Accounts and the Swedish Kronor deposited in them are a deposit insured against loss by the FDIC, any other federal agency of the United States or the Financial Services Compensation Scheme of England.

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

The principal offices of the Sponsor and the Trust are at 9601 Blackwell Road, Suite 500, Rockville, Maryland 20850, which is leased by an affiliate of the Sponsor. Neither the Sponsor nor the Trust owns or leases any other property.

Item 3.	Legal Proceedings

None.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Following are the high and low sale prices of the Shares as reported by the NYSE Arca were as follows for each of the quarters during the fiscal years ended October 31, 2010 and October 31, 2009:

Fiscal Year Ended October 31, 2010:	High	Low
Quarter Ended
January 31, 2010	$146.54	$134.99
April 30, 2010	$141.30	$133.47
July 31, 2010	$138.21	$122.67
October 31, 2010	$151.69	$133.27

Fiscal Year Ended October 31, 2009:	High	Low
Quarter Ended
January 31, 2009	$131.84	$118.14
April 30, 2009	$125.90	$107.43
July 31, 2009	$138.68	$124.29
October 31, 2009	$147.02	$136.30

The number of record holders of Shares of the registrant as of November 30, 2010 was approximately 63.

The Trust did not redeem Baskets from Authorized Participants in the fourth quarter of the fiscal year covered by this report.

Item 6.	Selected Financial Data

Following are financial highlights for the fiscal years ended October 31, 2010, October 31, 2009, October 31, 2008, October 31, 2007 and the period from June 8, 2006 (date of inception) to October 31, 2006.

	Fiscal Year Ended October 31, 2010	Fiscal Year Ended October 31, 2009	Fiscal Year Ended October 31, 2008	Fiscal Year Ended October 31, 2007	June 8, 2006 [Date of Inception] to October 31, 2006
Income
Interest income	$48,271	$244,205	$2,437,500	$699,448	$145,435

Total Income	48,271	244,205	2,437,500	699,448	145,345

Expenses
Sponsor’s fee	(163,175)	(142,358)	(251,340)	(96,193)	(28,715)

Total Expenses	(163,175)	(142,358)	(251,340)	(96,193)	(28,715)
Net (Loss)/Income	$(114,904)	$101,847	$2,186,160	$603,255	$116,720

Other Comprehensive Income/(Loss):
Currency translation adjustment	174	(5,682)	(74,207)	17,161	1,049

Total Comprehensive (Loss)/Income	$(114,730)	$96,165	$2,111,953	$620,416	$117,769

Basic and Diluted Earnings per Share	$(0.39)	$0.37	$5.54	$3.65	$0.85
Weighted-average Shares Outstanding	295,068	278,630	394,536	165,342	136,644
Cash Dividends per Share	$—	$1.12	$5.28	$3,.32	$0.68

As of October 31, 2010, total assets were $59,391,586, and for the fiscal year ended October 31, 2010, net cash flows were $9,808,576.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that is expected to earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of October 31, 2010 was an annual nominal rate of 0.84%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

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

The functional currency of the Trust is the Swedish Krona in accordance with ASC 830, Foreign Currency Translation.

Results of Operations

As of October 31, 2009, the number of Swedish Kronor owned by the Trust was 349,463,186, resulting in a capital redeemable value of $49,533,389. During the year ended October 31, 2010, an additional 150,000 shares were created in exchange for 149,239,686 Swedish Kronor and 100,000 shares were redeemed in exchange for 99,691,545 Swedish Kronor. In addition, 1,039,854 Swedish Krona were withdrawn to pay the portion of the Sponsor’s fee that exceeded the interest earned. As of October 31, 2010, the number of Swedish Kronor owned by the Trust was 397,971,473, resulting in a redeemable capital value of $59,371,419.

The increase in the Trust’s redeemable capital share value from $49,533,389 at October 31, 2009 to $59,371,419 at October 31, 2010, was primarily the result of an increase in the number of shares outstanding from 350,000 at October 31, 2009 to 400,000 at October 31, 2010 coupled with an increase in the Closing Spot Rate from 0.14178 at October 31, 2009 to 0.14915 at October 31, 2010.

Interest income decreased from $244,205 for the year ended October 31, 2009 to $48,271 for the year ended October 31, 2010, attributable primarily to a decrease in the annual nominal interest rate paid by the Depository as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Swedish Kronor in the Trust. Due primarily to an increase in the weighted-average Swedish Kronor in the Trust, the Sponsor’s fee increased from $142,358 for the year ended October 31, 2009 to $163,175 for the year ended October 31, 2010. The only expense of the Trust during the year ended October 31, 2009 was the Sponsor’s fee.

The Trust’s net loss for the year ended October 31, 2010 was $114,904 as a result of the Trust’s Sponsor’s fee of $163,175 exceeding the interest income of $48,271.

Cash dividends per Share decreased from $1.12 for the year ended October 31, 2009 to $0.00 per Share for the year ended October 31, 2010. This decrease in cash dividends per Share was primarily the result of a decrease in the annual nominal interest rate paid by the Depository.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to the USD/Swedish Krona exchange rate and the nominal annual interest rate paid by the Depository on Swedish Kronor held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 8.	Financial Statements and Supplementary Data

See Index to Financial Statements on page F-1 for a list of the financial statements filed with this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 31, 2010. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this annual report.

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

The chief executive officer and chief financial officer of the Sponsor have assessed the effectiveness of the Trust’s internal control over financial reporting as of October 31, 2010. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operation effectiveness of its internal controls over financial reporting. Based on their assessment and those criteria, the chief executive officer and chief financial officer of the Sponsor believe that the Trust maintained effective internal control over financial reporting as of October 31, 2010.

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

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Not applicable.

Item 11.	Executive Compensation

Not applicable.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Not applicable.

Item 14.	Principal Accountant Fees and Services

The following fees were paid by the Sponsor and were for services performed by Ernst & Young LLP for the fiscal year ended October 31, 2010 and PricewaterhouseCoopers LLP for the fiscal year ended October 31, 2009:

	2010	2009
Audit Fees	$25,778	$38,389
Audit-related fees	0
Tax fees	0	0
All other Fees	0	0

	$25,778	$38,389

PART IV

Item 15.	Exhibits And Financial Statement Schedules

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

CurrencyShares® Swedish Krona Trust

Financial Statements as of October 31, 2010

Index

Page
Independent Registered Public Accounting Firm Reports	F-2

Statements of Financial Condition at October 31, 2010 and October 31, 2009	F-3

Statements of Income and Comprehensive Income for the year ended October 31, 2010, the year ended October 31, 2009 and the year ended October 31, 2008	F-4

Statements of Changes in Shareholders’ Equity for the year ended October 31, 2010, the year ended October 31, 2009, and the year ended October 31, 2008	F-5

Statements of Cash Flows for the year ended October 31, 2010, the year ended October 31, 2009 and the year ended October 31, 2008	F-6

Notes to the Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Shareholders of CurrencyShares® Swedish Krona Trust:

We have audited the accompanying statement of financial condition of CurrencyShares® Swedish Krona Trust (the “Trust”) at October 31, 2010 and the related statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The statement of financial condition at October 31, 2009, the statement of changes in shareholders’ equity for the year ended October 31, 2009, the statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years ended October 31, 2009 and 2008 were audited by other auditors whose report, dated January 14, 2010, expressed an unqualified opinion on those financial statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CurrencyShares® Swedish Krona Trust at October 31, 2010 and the and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of CurrencyShares® Swedish Krona Trust’s internal control over financial reporting as of October 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated January 14, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

January 14, 2011

CurrencyShares® Swedish Krona Trust

Statements of Financial Condition

	October 31, 2010	October 31, 2009
Assets
Current Assets:
Swedish Krona deposits, interest bearing	$59,357,089	$49,548,513
Swedish Krona deposits, non-interest bearing	—	—
Receivable from accrued interest	34,497	—

Total Current Assets	$59,391,586	$49,548,513

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$20,167	$15,124

Total Current Liabilities	20,167	15,124

Commitments and Contingent Liabilities (note 9)	—	—

Redeemable Capital Shares, at redemption value, no par value, 7,500,000 authorized – 400,000 and 350,000 issued and outstanding, respectively	59,371,419	49,533,389
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$59,391,586	$49,548,513

See Notes to Financial Statements.

CurrencyShares® Swedish Krona Trust

Statements of Income and Comprehensive Income

	Year ended October 31, 2010	Year ended October 31, 2009	Year ended October 31, 2008
Income
Interest Income	$48,271	$244,205	$2,437,500

Total Income	48,271	244,205	2,437,500

Expenses
Sponsor’s fee	(163,175)	(142,358)	(251,340)

Total Expenses	(163,175)	(142,358)	(251,340)
Net (Loss)/Income	$(114,904)	$101,847	$2,186,160

Other Comprehensive Income/(Loss):
Currency translation adjustment	174	(5,682)	(74,207)

Total Comprehensive (Loss)/Income	$(114,730)	$96,165	$2,111,953

Basic and Diluted Earnings per share	$(0.39)	$0.37	$5.54
Weighted-average Shares Outstanding	295,068	278,630	394,536
Cash Dividends per Share	$—	$1.12	$5.28

See Notes to Financial Statements.

CurrencyShares® Swedish Krona Trust

Statements of Changes in Shareholders’ Equity

	Year ended October 31, 2010	Year ended October 31, 2009	Year ended October 31, 2008
Retained Earnings, Beginning of Year	$—	$—	$—
Net (Loss)/Income	(114,904)	101,847	2,186,160
Distributions Paid	—	(324,034)	(2,088,088)
Adjustment of redeemable capital shares to redemption value	114,904	222,187	(98,072)

Retained Earnings, End of Year	$—	$—	$—

Cumulative Translation Adjustment, Beginning of Year	$—	$—	$—
Currency translation adjustment	174	(5,682)	(74,207)
Adjustment of redeemable capital shares to redemption value	(174)	5,682	74,207

Cumulative Translation Adjustment, End of Year	$—	$—	$—

See Notes to Financial Statements.

CurrencyShares® Swedish Krona Trust

Statements of Cash Flows

	Year ended October 31, 2010	Year ended October 31, 2009	Year ended October 31, 2008
Cash flows from operating activities
Cash received for accrued income	$14,931	$417,631	$2,347,905
Cash paid for expenses	(158,589)	(144,046)	(244,250)

Net cash (used in)/provided by operating activities	(143,658)	273,585	2,103,655

Cash flows from financing activities
Cash received to purchase redeemable shares	20,617,773	12,780,972	63,276,768
Cash paid to redeem redeemable shares	(13,772,594)	(12,799,233)	(47,492,049)
Cash paid for distributions	—	(324,034)	(2,088,088)

Net cash provided by/ (used in) financing activities	6,845,179	(342,295)	13,696,631

Adjustment to period cash flows due to currency movement	3,107,055	4,639,326	(10,125,621)

Increase in cash	9,808,576	4,570,616	5,674,665
Cash at beginning of year	49,548,513	44,977,897	39,303,232

Cash at end of year	$59,357,089	$49,548,513	$44,977,897

Reconciliation of net income to net cash provided by operating activities

Net (loss)/income	$(114,904)	$101,847	$2,186,160
Adjustments to reconcile net (loss)/income to net cash (used in)/provided by operating activities:
Receivable from accrued interest	(34,497)	—	(164,869)
Prior period receivable from accrued interest	—	164,869	114,667
Currency translation adjustment	700	7,997	(35,184)
Accrued sponsor fee	20,167	15,124	16,252
Prior period accrued sponsor fee	(15,124)	(16,252)	(13,371)

Net cash (used in)/provided by operating activities	$(143,658)	$273,585	$2,103,655

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

To the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend (herein referred to as dividends or distributions), the excess interest earned in Swedish Kronor effective on the first business day of the subsequent month. The Trustee will direct that the excess Swedish Kronor be converted into USD at a prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). An income distribution of $0.03595 per share with an ex-dividend date of November 1, 2010 was paid on November 8, 2010.

3.	Swedish Krona Deposits

Swedish Krona principal deposits are held in a Swedish Krona-denominated, interest-bearing demand account. For the year ended ended October 31, 2010, there were Swedish Krona principal deposits of 149,239,686, Swedish Krona principal redemptions of 99,691,545 and Swedish Krona withdrawals (to pay expenses) of 1,039,854, resulting in an ending Swedish Krona principal balance of 397,971,473. This equates to 59,357,089 USD. For the year ended October 31, 2009, there were Swedish Krona principal deposits of 99,853,897, Swedish Krona principal redemptions of 100,000,000 and Swedish Krona withdrawals (to pay expenses) of 390,711, resulting in an ending Swedish Krona principal balance of 349,463,186. This equates to 49,548,513 USD. For the year ended October 31, 2008, there were Swedish Krona principal deposits of 400,000,000 and Swedish Krona principal redemptions of 300,000,000 resulting in and ending Swedish Krona principal balance of 350,000,000. This equates to 44,977,897 USD.

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

Activity in redeemable capital Shares is as follows:

	Year ended October 31, 2010		Year ended October 31, 2009		Year ended October 31, 2008
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	350,000	$49,533,389	350,000	$45,126,514	250,000	$39,404,528
Shares issued	150,000	20,617,773	100,000	12,780,972	400,000	63,276,768
Shares redeemed	(100,000)	(13,772,594)	(100,000)	(12,799,233)	(300,000)	(47,492,049)
Adjustment to period Shares due to currency movement and other	—	2,992,851	—	4,425,136	—	(10,062,733)

Ending balance	400,000	$59,371,419	350,000	$49,533,389	350,000	$45,126,514

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

5.	Sponsor’s Fee

Fiscal Period Ended October 31, 2010:

	Three months ended October 31, 2010	Three months ended July 31, 2010	Three months ended April 30, 2010	Three months ended January 31, 2010
Income
Interest income	$47,075	$1,196	$—	$—

Total Income	47,075	1,196	—	—

Expenses
Sponsor’s fee	(43,681)	(32,788)	(40,077)	(46,629)

Total Expenses	(43,681)	(32,788)	(40,077)	(46,629)
Net Income (Loss)	$3,394	$(31,592)	$(40,077)	$(46,629)
Other Comprehensive Income/(Loss):
Currency translation adjustment	157	(1,856)	221	1,652

Total Comprehensive Income/(Loss)	$3,551	$(33,448)	$(39,856)	$(44,977)

Basic and Diluted Earnings per Share	$0.01	$(0.13)	$(0.14)	$(0.14)
Weighted-average Shares Outstanding	307,065	250,000	295,506	327,717
Cash Dividends per Share	$—	$—	$—	$—

Fiscal Period Ended October 31, 2009:

	Three months ended October 31, 2009	Three months ended July 31, 2009	Three months ended April 30, 2009	Three months ended January 31, 2009
Income
Interest income	$—	$5,691	$41,598	$196,916

Total Income	—	5,691	41,598	196,916

Expenses
Sponsor’s fee	(41,130)	(32,553)	(28,869)	(39,806)

Total Expenses	(41,130)	(32,533)	(28,869)	(39,806)
Net (Loss)/Income	$(41,130)	$(26,862)	$12,729	$157,110
Other Comprehensive Income/(Loss):
Currency translation adjustment	87	(1,677)	621	(4,713)

Total Comprehensive (Loss)/Income	$(41,043)	$(28,539)	$13,350	$152,397

Basic and Diluted Earnings per Share	$(0.14)	$(0.11)	$0.05	$0.48
Weighted-average Shares Outstanding	288,587	250,000	250,000	325,000
Cash Dividends per Share	$—	$0.01	$0.11	$0.87

6.	Sponsor’s Fee

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Rockville, State of Maryland, on January 14, 2011.

CURRENCYSHARES®
SWEDISH KRONA TRUST

By	Rydex Specialized Products LLC
Sponsor of the CurrencyShares®
Swedish Krona Trust

	By:	/s/ NICK BONOS
Nick Bonos
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

Signature	Capacity	Date

/s/ NICK BONOS	Director and Chief Executive Officer	January 14, 2011
Nick Bonos	(principal executive officer)

/s/ JOSEPH ARRUDA	Director and Chief Financial Officer	January 14, 2011
Joseph Arruda	(principal financial officer and principal accounting officer)

/s/ MICHAEL BYRUM	Director	January 14, 2011
Michael Byrum

*	The registrant is a trust and the persons are signing in their capacities as officers or directors of Rydex Specialized Products LLC, the Sponsor of the registrant.