Form 10-Q
period 2011-01-31
CURRENCYSHARES SWEDISH KRONA TRUST
filed 2011-03-11
CIK 1353616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

or

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

9601 Blackwell Road, Suite 500

Rockville, Maryland 20850

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CURRENCYS HARES® SWEDISH KRONA TRUST

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CurrencyShares® Swedish Krona Trust

Statements of Financial Condition

	January 31, 2011 (Unaudited)	October 31, 2010
Assets
Current Assets:
Swedish Krona deposits, interest bearing	$54,154,199	$59,357,089
Swedish Krona deposits, non-interest bearing	—	—
Receivable from accrued interest	50,785	34,497

Total Current Assets	$54,204,984	$59,391,586

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$18,404	$20,167

Total Current Liabilities	18,404	20,167

Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 7,500,000 authorized – 350,000 and 400,000 issued and outstanding, respectively	54,186,580	59,371,419
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$54,204,984	$59,391,586

See Notes to Financial Statements.

CurrencyShares® Swedish Krona Trust

Statements of Income and Comprehensive Income

(Unaudited)

	Three months ended January 31, 2011	Three months ended January 31, 2010
Income
Interest Income	$133,754	$—

Total Income	133,754	—

Expenses
Sponsor’s fee	(54,571)	(46,629)

Total Expenses	(54,571)	(46,629)

Net Income/(Loss)	$79,183	$(46,629)

Other Comprehensive Income:
Currency translation adjustment	4,369	1,652

Total Comprehensive Income/(Loss)	$83,552	$(44,977)

Basic and Diluted Earnings per Share	$0.22	$(0.14)
Weighted-average Shares Outstanding	366,304	327,717
Cash Dividends per Share	$0.17	$—

See Notes to Financial Statements.

CurrencyShares® Swedish Krona Trust

Statements of Changes in Shareholders’ Equity

	Three months ended January 31, 2011 (Unaudited)	Year ended October 31, 2010
Retained Earnings, Beginning of Period	$—	$—
Net Income/(Loss)	79,183	(114,904)
Distributions Paid	(62,170)	—
Adjustment of redeemable capital shares to redemption value	(17,013)	114,904

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	4,369	174
Adjustment of redeemable capital shares to redemption value	(4,369)	(174)

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Swedish Krona Trust

Statements of Cash Flows

(Unaudited)

	Three months ended January 31, 2011	Three months ended January 31, 2010
Cash flows from operating activities
Cash received for accrued income	$119,713	$—
Cash paid for expenses	(57,058)	(47,338)

Net cash provided by/(used in) operating activities	62,655	(47,338)

Cash flows from financing activities
Cash paid to redeem redeemable shares	(7,332,202)	(7,043,854)
Cash paid for distributions	(62,170)	—

Net cash used in financing activities	(7,394,372)	(7,043,854)

Adjustment to period cash flows due to currency movement	2,128,827	(1,695,569)

Decrease in cash	(5,202,890)	(8,786,761)
Cash at beginning of period	59,357,089	49,548,513

Cash at end of period	$54,154,199	$40,761,752

Reconciliation of net income/(loss) to net cash provided by/(used in) operating activities

Net Income/(Loss)	$79,183	$(46,629)
Adjustments to reconcile net (loss)/income to net cash provided by/(used in) operating activities:
Receivable from accrued interest	(50,785)	—
Prior period receivable from accrued interest	34,497	—
Currency translation adjustment	1,523	569
Accrued sponsor fee	18,404	13,846
Prior period accrued sponsor fee	(20,167)	(15,124)

Net cash provided by/(used in) operating activities	$62,655	$(47,338)

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the Form 10-K/A as filed on March 10, 2011.

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

To the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend (herein referred to as dividends or distributions), the excess interest earned in Swedish Kronor effective on the first business day of the subsequent month. The Trustee will direct that the excess Swedish Kronor be converted into USD at a prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). An income distribution of $0.09220 per share with an ex-dividend date of February 1, 2011 was paid on February 8, 2011.

3.	Swedish Krona Deposits

Swedish Krona principal deposits are held in a Swedish Krona-denominated, interest-bearing demand account. For the three months ended January 31, 2011, there were no Swedish Krona principal deposits and Swedish Krona principal redemptions of 49,746,434, resulting in an ending Swedish Krona principal balance of 348,225,039. This equates to 54,154,199 USD. For the year ended October 31, 2010, there were Swedish Krona principal deposits of 149,239,686, Swedish Krona principal redemptions of 99,691,545 and Swedish Krona withdrawals (to pay expenses) of 1,039,854, resulting in an ending Swedish Krona principal balance of 397,971,473. This equates to 59,357,089 USD.

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

Activity in redeemable capital Shares is as follows:

	Three months ended January 31, 2011 (Unaudited)		Year ended October 31, 2010
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	400,000	$59,371,419	350,000	$49,533,389
Shares issued	—	—	150,000	20,617,773
Shares redeemed	(50,000)	(7,332,202)	(100,000)	(13,772,594)
Adjustment to period Shares due to currency movement and other	—	2,147,363	—	2,992,851

Ending balance	350,000	$54,186,580	400,000	$59,371,419

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

Cautionary Statement Regarding Forward-Looking Information

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate” and other similar words. Forward-looking statements are based upon our current expectations and beliefs concerning future developments and their potential effects on us. Such forward-looking statements are not guarantees of future performance. Various factors may cause our actual results to differ materially from those expressed in our forward-looking statements. These factors include fluctuations in the price of the Mexican Peso, as the value of the Shares relates directly to the value of the Mexican Pesos held by the Trust and price fluctuations could materially adversely affect an investment in the Shares. Readers are urged to review the “Risk Factors” section in this report for a description of other risks and uncertainties that may affect an investment in the Shares.

Neither Rydex Specialized Products LLC d/b/a Rydex Investments (the “Sponsor”) nor any other person assumes responsibility for the accuracy or completeness of forward-looking statements contained in this report. The forward-looking statements are made as of the date of this report, and will not be revised or updated to reflect actual results or changes in the Sponsor’s expectations or predictions.

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

Definition of Net Asset Value

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that is expected to earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of January 31, 2011 was an annual nominal rate of 1.06%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

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

FXS Distribution History

Date	Value	NAV	Yield	Annualized Yield
1/3/2011	$0.07429	$148.07	0.05%	0.59%
12/1/2010	$0.05355	$141.53	0.04%	0.46%
11/1/2010	$0.03595	$148.43	0.02%	0.29%

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

In addition to the description below, please refer to Note 2 to the financial statements for further discussion of our accounting policies.

The functional currency of the Trust is the Swedish Krona in accordance with ASC 830, Foreign Currency Translation.

Results of Operations

As of October 31, 2010, the number of Swedish Kronor owned by the Trust was 397,971,473, resulting in a redeemable capital value of $59,371,419. During the three months ended January 31, 2011, no additional shares were created and 50,000 shares were redeemed in exchange for 49,746,434 Swedish Kronor. As of January 31, 2011, the number of Swedish Kronor owned by the Trust was 348,225,039 resulting in a redeemable capital value of $54,186,580.

The decrease in the Trust’s redeemable capital share value from $59,371,419 at October 31, 2010 to $54,186,580 at January 31, 2011, was primarily the result of a decrease in the number of shares outstanding from 400,000 at October 31, 2010 to 350,000 at January 31, 2011. This decrease in redeemable capital share value was partially offset by an increase in the Closing Spot Rate from 0.14915 at October 31, 2010 to 0.15551 at January 31, 2011.

Interest income increased from $0 for the three months ended January 31, 2010 to $133,754 for the three months ended January 31, 2011, attributable primarily to an increase in the annual nominal interest rate paid by the Depository as set forth in the chart above coupled with an increase in the weighted-average Swedish Kronor in the Trust.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Swedish Kronor in the Trust. Due primarily to an increase in the weighted-average Swedish Kronor in the Trust, the Sponsor’s fee increased from $46,629 for the three months ended January 31, 2010 to $54,571 for the three months ended January 31, 2011. The only expense of the Trust during the three months ended January 31, 2011 was the Sponsor’s fee.

The Trust’s net income for the three months ended January 31, 2011 was $79,183 as a result of the interest income of $133,754 exceeding the Sponsor’s fee of $54,571.

Cash dividends per Share increased from $0 for the three months ended January 31, 2010 to $0.17 per Share for the three months ended January 31, 2010. This increase in cash dividends per Share was primarily the result of an increase in the annual nominal interest rate paid by the Depository.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to the USD/Swedish Krona exchange rate and the nominal annual interest rate paid by the Depository on Swedish Kronor held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 4.	Controls and Procedures.

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of January 31, 2011. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Trust’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on March 10, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)	During the quarter ended January 31, 2011, 1 Basket (50,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
11/01/2010 – 11/30/2010	—	$—
12/01/2010 – 12/31/2010	50,000	$141.88
01/01/2011 – 01/31/2011	—	$—

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description
31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARES® SWEDISH KRONA TRUST

	By	Rydex Specialized Products LLC
Sponsor of the CurrencyShares® Swedish Krona Trust

Date: March 11, 2011	By:	/s/ JOSEPH ARRUDA
JOSEPH ARRUDA
Chief Financial Officer
(principal financial officer)