Form 10-Q
period 2011-04-30
CURRENCYSHARES SWEDISH KRONA TRUST
filed 2011-06-09
CIK 1353616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (d232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CURRENCYS HARES® SWEDISH KRONA TRUST

INDEX

Caption	Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Statements of Financial Condition at April 30, 2011 and October 31, 2010	2

Statements of Income and Comprehensive Income for the three months ended April 30, 2011, the three months ended April 30, 2010, the six months ended April 30, 2011 and the six months ended April 30, 2010	3

Statements of Changes in Shareholders’ Equity for the six months ended April 30, 2011 and the year ended October 31, 2010	4

Statements of Cash Flows for the six months ended April 30, 2011 and the six months ended April 30, 2010	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	14

Item 4. Controls and Procedures	14

Part II OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. Submission of Matters to a Vote of Security Holders	15

Item 5. Other Information	15

Item 6. Exhibits	16

SIGNATURES	17

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CurrencyShares® Swedish Krona Trust

Statements of Financial Condition

	April 30, 2011 (Unaudited)	October 31, 2010
Assets
Current Assets:
Swedish Krona deposits, interest bearing	$123,800,729	$59,357,089
Swedish Krona deposits, non-interest bearing	15,532	—
Receivable from accrued interest	132,162	34,497

Total Current Assets	$123,948,423	$59,391,586

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$34,930	$20,167

Total Current Liabilities	34,930	20,167

Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 7,500,000 authorized – 750,000 and 400,000 issued and outstanding, respectively	123,913,493	59,371,419
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$123,948,423	$59,391,586

See Notes to Financial Statements.

CurrencyShares® Swedish Krona Trust

Statements of Income and Comprehensive Income

(Unaudited)

	Three months ended April 30, 2011	Three months ended April 30, 2010	Six months ended April 30, 2011	Six months ended April 30, 2010
Income
Interest Income	$323,392	$—	$457,146	$—

Total Income	323,392	—	457,146	—

Expenses
Sponsor’s fee	(86,905)	(40,077)	(141,476)	(86,706)

Total Expenses	(86,905)	(40,077)	(141,476)	(86,706)

Net Income/(Loss)	$236,487	$(40,077)	$315,670	$(86,706)

Other Comprehensive Income:
Currency translation adjustment	11,728	221	16,097	1,873

Total Comprehensive Income/(Loss)	$248,215	$(39,856)	$331,767	$(84,833)

Basic and Diluted Earnings per Share	$0.40	$(0.14)	$0.67	$(0.28)
Weighted-average Shares Outstanding	584,831	295,506	473,757	311,878
Cash Dividends per Share	$0.31	$—	$0.51	$—

See Notes to Financial Statements.

CurrencyShares® Swedish Krona Trust

Statements of Changes in Shareholders’ Equity

	Six months ended April 30, 2011 (Unaudited)	Year ended October 31, 2010
Retained Earnings, Beginning of Period	$—	$—
Net Income/(Loss)	315,670	(114,904)
Distributions Paid	(238,960)	—
Adjustment of redeemable capital shares to redemption value	(76,710)	114,904

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	16,097	174
Adjustment of redeemable capital shares to redemption value	(16,097)	(174)

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Swedish Krona Trust

Statements of Cash Flows

(Unaudited)

	Six months ended April 30, 2011	Six months ended April 30, 2010
Cash flows from operating activities
Cash received for accrued income	$364,068	$—
Cash paid for expenses	(128,781)	(88,259)

Net cash provided by/(used in) operating activities	235,287	(88,259)

Cash flows from financing activities
Cash received to purchase redeemable shares	60,689,453	(13,961,228)
Cash paid to redeem redeemable shares	(7,584,378)
Cash paid for distributions	(238,960)	—

Net cash provided by/(used in) financing activities	52,866,115	(13,961,228)

Adjustment to period cash flows due to currency movement	11,357,770	(1,128,056)

Increase/(Decrease) in cash	64,459,172	(15,177,543)
Cash at beginning of period	59,357,089	49,548,513

Cash at end of period	$123,816,261	$34,370,970

Reconciliation of net income/(loss) to net cash provided by/(used in) operating activities

Net Income/(Loss)	$315,670	$(86,706)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Receivable from accrued interest	(132,162)	—
Prior period receivable from accrued interest	34,497	—
Currency translation adjustment	2,519	390
Accrued sponsor fee	34,930	13,181
Prior period accrued sponsor fee	(20,167)	(15,124)

Net cash provided by/(used in) operating activities	$235,287	$(88,259)

See Notes to Financial Statements.

CurrencyShares® Swedish Krona Trust

Notes to Financial Statements

(Unaudited)

1.	Organization and Description of the Trust

The CurrencyShares® Swedish Krona Trust (the “Trust”) was formed under the laws of the State of New York on June 8, 2006 when Rydex Specialized Products LLC d/b/a “Rydex Investments” (the “Sponsor”) deposited 1,000 Swedish Kronor in the Trust’s primary deposit account held by JPMorgan Chase Bank, N.A., London Branch (the “Depository”). The Sponsor is a Delaware limited liability company whose sole member is Security Investors, LLC (also d/b/a “Rydex Investments”). The Sponsor is responsible for, among other things, overseeing the performance of The Bank of New York Mellon (the “Trustee”) and the Trust’s principal service providers, including the preparation of financial statements. The Trustee is responsible for the day-to-day administration of the Trust.

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

The functional currency of the Trust is the Swedish Krona in accordance with generally accepted accounting standards. For financial statement reporting purposes, the U.S. Dollar is the reporting currency. As a result, the financial records of the Trust are translated from Swedish Kronor to USD. The Closing Spot Rate on the last day of the period is used for translation in the statements of financial condition. The average Closing Spot Rate for the period is used for translation in the statements of income and comprehensive income and the statements of cash flows. Any currency translation adjustment is included in comprehensive income.

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

To the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend (herein referred to as dividends or distributions), the excess interest earned in Swedish Kronor effective on the first business day of the subsequent month. The Trustee will direct that the excess Swedish Kronor be converted into USD at a prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). An income distribution of $0.14993 per share with an ex-dividend date of May 2, 2011 was paid on May 9, 2011.

3.	Swedish Krona Deposits

Swedish Krona principal deposits are held in a Swedish Krona-denominated, interest-bearing demand account. For the six months ended April 30, 2011, there were Swedish Krona principal deposits of 397,971,473 and Swedish Krona principal redemptions of 49,746,434, resulting in an ending Swedish Krona principal balance of 746,196,512. This equates to 123,800,729 USD. For the year ended October 31, 2010, there were Swedish Krona principal deposits of 149,239,686, Swedish Krona principal redemptions of 99,691,545 and Swedish Krona withdrawals (to pay expenses) of 1,039,854, resulting in an ending Swedish Krona principal balance of 397,971,473. This equates to 59,357,089 USD.

Net interest, if any, associated with creation and redemption activity is held in a Swedish Krona-denominated non-interest-bearing account, and any balance is distributed in full as part of the monthly income distributions, if any.

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

Activity in redeemable capital Shares is as follows:

	Six months ended April 30, 2011 (Unaudited)		Year ended October 31, 2010
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	400,000	$59,371,419	350,000	$49,533,389
Shares issued	400,000	60,689,453	150,000	20,617,773
Shares redeemed	(50,000)	(7,584,378)	(100,000)	(13,772,594)
Adjustment to period
Shares due to currency movement and other	—	11,436,999	—	2,992,851

Ending balance	750,000	$123,913,493	400,000	$59,371,419

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

The Trustee also determines the NAV per Share, which equals the NAV of the Trust divided by the number of outstanding Shares. The NAV of the Trust and NAV per Share are published by the Sponsor on each day that NYSE Arca is open for regular trading and are posted on the Trust’s website, www.currencyshares.com.

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that is expected to earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of April 30, 2011 was an annual nominal rate of 1.73%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

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

FXS Distribution History

Date	Value	NAV	Yield	Annualized Yield
4/1/2011	$0.15682	$157.87	0.10%	1.17%
3/1/2011	$0.11268	$157.29	0.07%	0.93%
2/1/2011	$0.09220	$154.82	0.06%	0.70%

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

Results of Operations

As of October 31, 2010, the number of Swedish Kronor owned by the Trust was 397,971,473, resulting in a redeemable capital Share value of $59,371,419. During the six months ended April 30, 2011, 400,000 Shares were created in exchange for 397,971,473 Swedish Kronor and 50,000 Shares were redeemed in exchange for 49,746,434 Swedish Kronor. As of April 30, 2011, the number of Swedish Kronor owned by the Trust was 746,196,512 resulting in a redeemable capital Share value of $123,913,493.

The increase in the Trust’s redeemable capital Share value from $59,371,419 at October 31, 2010 to $123,913,493 at April 30, 2011, was primarily the result of an increase in the number of Shares outstanding from 400,000 at October 31, 2010 to 750,000 at April 30, 2011 coupled with an increase in the Closing Spot Rate from 0.14915 at October 31, 2010 to 0.16591 at April 30, 2011.

Interest income increased from $0 for the three months ended April 30, 2010 to $323,392 for the three months ended April 30, 2011, and increased from $0 for the six months ended April 30, 2010 to $457,146 for the six months ended April 30, 2011, attributable primarily to an increase in the annual nominal interest rate paid by the Depository, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Swedish Kronor in the Trust. Due primarily to an increase in the weighted-average Swedish Kronor in the Trust, the Sponsor’s fee increased from $40,077 for the three months ended April 30, 2010 to $86,905 for the three months ended April 30, 2011, and increased from $86,706 for the six months ended April 30, 2010 to $141,476 for the six months ended April 30, 2011. The only expense of the Trust during the three and six months ended April 30, 2011 was the Sponsor’s fee.

The Trust’s net income for the three months ended April 30, 2011 was $86,905 due to the interest income of $323,392 exceeding the Sponsor’s fee of $86,905. The Trust’s net income for the six months ended April 30, 2011 was $315,670 due to the interest income of $457,146 exceeding the Sponsor’s fee of $141,476.

Cash dividends per Share increased from $0 for the three months ended April 30, 2010 to $0.31 per Share for the three months ended April 30, 2011 and increased from $0 for the six months ended April 30, 2010 to $0.51 per Share for the six months ended April 30, 2011. This increase in cash dividends per Share was primarily due to an increase in the annual nominal interest rate paid by the Depository.

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

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of April 30, 2011. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

CURRENCYSHARES® SWEDISH KRONA TRUST

	By	Rydex Specialized Products LLC
Sponsor of the CurrencyShares®
Swedish Krona Trust

Date: June 9, 2011	By:	/s/ JOSEPH ARRUDA
JOSEPH ARRUDA
Chief Financial Officer
(principal financial officer)