Form 10-K
period 2011-10-31
CURRENCYSHARES SWEDISH KRONA TRUST
filed 2012-01-13
CIK 1353616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2011

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

Aggregate market value of 750,000 shares of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on April 30, 2011 as reported by NYSE Arca on that date: $126,330,000.

CURRENCY SHARES® SWEDISH KRONA TRUST

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

The Trust’s only ordinary recurring expense is the Sponsor’s fee. The Sponsor is responsible for payment of the following administrative and marketing expenses of the Trust: the Trustee’s monthly fee, typical maintenance and transaction fees of the Depository, NYSE listing fees, NYSE Arca listing fees, printing and mailing costs, audit fees and expenses, up to $100,000 per year in legal fees and expenses, and applicable license fees. The Sponsor also paid the costs of the Trust’s organization, including the applicable SEC registration fees. The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Swedish Kronor in the Trust (including all unpaid interest but excluding unpaid fees, each as accrued through the immediately preceding day). The Sponsor was paid $398,745 for the fiscal year ended October 31, 2011.

The Trustee

The Bank of New York Mellon, a banking corporation with trust powers organized under the laws of the State of New York, serves as the Trustee. The Trustee is responsible for the day-to-day administration of the Trust, including keeping the Trust’s operational records.

Net Asset Value

The Trustee calculates, and the Sponsor publishes, the Trust’s Net Asset Value (“NAV”) each business day. To calculate the NAV, the Trustee adds to the amount of Swedish Kronor in the Trust at the end of the preceding day accrued but unpaid interest, Swedish Kronor receivable under pending purchase orders and the value of other Trust assets, and subtracts the accrued but unpaid Sponsor’s fee, Swedish Kronor payable under pending redemption orders and other Trust expenses and liabilities, if any. Prior to November 13, 2008, the NAV was expressed in U.S. Dollars (“USD”) based on the “Noon Buying Rate,” which is the Swedish Krona/USD exchange rate as determined by the Federal Reserve Bank of New York at 12:00 PM (New York time). As of November 13, 2008, the NAV is expressed in USD based on the Swedish Krona/USD as determined by The World Markets Company PLC, a State

Street business, at 4:00 PM (London fixing) (the “Closing Spot Rate”) on each day that NYSE Arca is open for regular trading. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate is used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for the valuation.

The Trustee also determines the NAV per Share, which equals the NAV of the Trust divided by the number of outstanding Shares. The NAV of the Trust and the NAV per Share are published by the Sponsor on each day that NYSE Arca is open for regular trading and is posted on the Trust’s website, www.currencyshares.com.

Depository and Deposit Accounts

JPMorgan Chase Bank, N.A., London Branch, is the Depository. The Depository maintains two deposit accounts for the Trust, a primary deposit account which is expected to earn interest and a secondary deposit account which does not earn interest (collectively, the “Deposit Accounts”). Interest on the primary deposit account, if any, accrues daily and is paid monthly. If the Sponsor believes that the interest rate paid by the Depository is not competitive, the Sponsor’s recourse is to remove the Depository by terminating the Deposit Account Agreement and closing the Deposit Accounts. The Depository is not paid a fee for its services to the Trust. The Depository may earn a “spread” or “margin” over the rate of interest it pays to the Trust on the Swedish Krona deposit balances.

The secondary deposit account is used to account for any interest that may be received and paid out on creations and redemptions of Baskets. The secondary deposit account is also used to account for interest earned on the primary deposit account, if any, pay Trust expenses and distribute any excess interest to Shareholders on a monthly basis. In the event that the interest deposited exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, then the Trustee will direct that the excess be converted into USD at a prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own).

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

The Shares

General

Each Share represents a proportional interest, based on the total number of Shares outstanding, in the Swedish Kronor owned by the Trust, plus accrued and unpaid interest, if any, less accrued but unpaid expenses (both asset-based and non-asset based) of the Trust. All Shares are of the same class with equal rights and privileges. Each Share is transferable, is fully paid and non-assessable and entitles the holder to vote on the limited matters upon which Shareholders may vote under the Depositary Trust Agreement.

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

Voting and Approvals

Shareholders have no voting rights under the Depositary Trust Agreement, except in limited circumstances. If the holders of at least 25% of the Shares outstanding determine that the Trustee is in material breach of its obligations under the Depositary Trust Agreement, they may provide written notice to the Trustee (or require the Sponsor to do so) specifying the default and requiring the Trustee to cure such default. If the Trustee fails to cure such breach within 30 days after receipt of the notice, the Sponsor, acting on behalf of the Shareholders, may remove the Trustee. The holders of at least 66 2/3% of the Shares outstanding may vote to remove the Trustee. The Trustee must terminate the Trust at the request of the holders of at least 75% of the outstanding Shares.

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

Before initiating a creation or redemption order, an Authorized Participant must have entered into a Participant Agreement with the Sponsor and the Trustee. The Participant Agreement provides the procedures for the creation and redemption of Baskets and for the delivery of Swedish Krona required for creations and redemptions. The Participant Agreements may be amended by the Trustee and the Sponsor. Authorized Participants pay a transaction fee of $500 to the Trustee for each order that they place to create or redeem one or more Baskets. In addition to the $500 transaction fee paid to the Trustee, Authorized Participants pay a variable fee to the Sponsor for creation orders and redemption orders of two or more Baskets to compensate the Sponsor for costs associated with the registration of Shares. The variable fee paid to the Sponsor by an Authorized Participant will not exceed $2,000 for each creation or redemption order, as set forth in the Participant Agreement. Authorized Participants who make deposits with the Trust in exchange for Baskets receive no fees, commissions or other form of compensation or inducement of any kind from either the Sponsor or the Trust. No Authorized Participant has any obligation or responsibility to the Sponsor or the Trust to effect any sale or resale of Shares.

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

The Shares are designed to reflect the price of the Swedish Krona, plus accumulated interest, less the Trust’s expenses. Several factors may affect the price of the Swedish Krona, including:

•	Debt level and trade deficit or surplus of Sweden;

•	Inflation rates of the United States and Sweden and investors’ expectations concerning inflation rates;

•	Interest rates of the United States and Sweden and investors’ expectations concerning interest rates;

•	Investment and trading activities of mutual funds, hedge funds and currency funds; and

•	Global or regional political, economic or financial events and situations.

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

If the Trustee is required to withdraw Swedish Kronor from the Trust to pay expenses, this will reduce the amount of Swedish Kronor represented by each Share on an ongoing basis and may result in adverse tax consequences for Shareholders.

Each outstanding Share represents a fractional, undivided interest in the Swedish Kronor held by the Trust. Recently, the amount of interest earned by the Trust has not exceeded the Trust’s expenses; accordingly, the Trustee has been required to withdraw Swedish Kronor from the Trust to pay these excess expenses. As long as the amount of interest earned does not exceed expenses, the amount of Swedish Kronor represented by each Share will gradually decline. This is true even if additional Shares are issued in exchange for additional deposits of Swedish Kronor into the Trust, as the amount of Swedish Kronor required to create Shares will proportionately reflect the amount of Swedish Kronor represented by the Shares outstanding at the time of creation. As long as the Trust’s expenses are greater than the amount of interest earned, the Shares will only maintain their original price if the price of Swedish Krona increases. There is no guarantee that interest earned by the Trust in the future will exceed the Trust’s expenses.

Investors should be aware that a gradual decline in the amount of Swedish Kronor represented by the Shares may occur regardless of whether the trading price of the Shares rises or falls in response to changes in the price of Swedish Krona. The estimated ordinary operating expenses of the Trust, which accrue daily, are described in “Business—The Trust—Trust Expenses.”

The payment of expenses by the Trust will result in a taxable event to Shareholders. To the extent Trust expenses exceed interest paid to the Trust, a gain or loss may be recognized by Shareholders depending on the tax basis of the tendered Swedish Kronor.

The interest rate paid by the Depository, if any, may not be the best rate available. If the Sponsor determines that the interest rate is inadequate, then its sole recourse is to remove the Depository and terminate the Deposit Accounts.

The Depository is committed to endeavor to pay a competitive interest rate on the balance of Swedish Kronor in the primary deposit account of the Trust, but there is no guarantee of the amount of interest that will be paid, if any, on this account. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The Depository may change the rate at which interest accrues, including reducing the interest rate to zero, based upon changes in the British Bank Association LIBOR Overnight rate for the Swedish Krona (BBA rate), other market conditions or the Depository’s liquidity needs. The Depository notifies the Sponsor of the interest rate applied each business day after the close of such business day. The Sponsor discloses the current interest rate on the Trust’s website. If the Sponsor believes that the interest rate paid by the Depository is not adequate, the Sponsor’s sole recourse is to remove the Depository and terminate the Deposit Accounts. The Depository is not paid a fee for its services to the Trust; rather, it generates income or loss based on its ability to earn a “spread” or “margin” over the interest it pays to the Trust by using the Trust’s Swedish Kronor to make loans or in other banking operations. For these reasons, you should not expect that the Trust will be paid the best available interest rate at any time or over time.

If the Trust incurs expenses in USD, the Trust would be required to sell Swedish Kronor to pay these expenses. The sale of the Trust’s Swedish Kronor to pay expenses in USD at a time of low Swedish Krona prices could adversely affect the value of the Shares.

The Trustee will sell Swedish Kronor held by the Trust to pay Trust expenses, if any, incurred in USD, irrespective of then-current Swedish Krona prices. The Trust is not actively managed and no attempt will be made to buy or sell Swedish Kronor to protect against or to take advantage of fluctuations in the price of the Swedish Krona. Consequently, if the Trust incurs expenses in USD, the Trust’s Swedish Kronor may be sold at a time when the Swedish Krona price is low, resulting in a negative effect on the value of the Shares.

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

Neither the Shares nor the Deposit Accounts and the Swedish Kronor deposited in them are a deposits insured against loss by the FDIC, any other federal agency of the United States or the Financial Services Compensation Scheme of England.

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

In the case of insolvency of the Depository or JPMorgan Chase Bank, N.A., the U.S. bank of which the Depository is a branch, a liquidator may seek to freeze access to the Swedish Kronor held in all accounts by the Depository, including the Deposit Accounts. The Trust and the Authorized Participants could incur expenses and delays in connection with asserting their claims. These problems would be exacerbated by the fact that the Deposit Accounts are not held in the U.S. but instead are held at the London branch of a U.S. national bank, where they are subject to English insolvency law. Further, under U.S. law, in the case of the insolvency of JPMorgan Chase Bank, N.A., the claims of creditors in respect of accounts (such as the Trust’s Deposit Accounts) that are maintained with an overseas branch of JPMorgan Chase Bank, N.A. will be subordinate to claims of creditors in respect of accounts maintained with JPMorgan Chase Bank, N.A. in the U.S., greatly increasing the risk that the Trust and the Trust’s beneficiaries would suffer a loss.

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

The occurrence of any one of several events would either require the Trust to terminate or permit the Sponsor to terminate the Trust. For example, if the Depository were to resign or be removed, then the Sponsor would be required to terminate the Trust. Shareholders tendering their Shares within 90 days of the Trust’s termination will receive the amount of Swedish Kronor represented by their Shares. Shareholders may incur significant fees if they choose to convert the Swedish Kronor they receive to USD.

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

The Trustee will reject a redemption order if the order is not in proper form as described in the Participant Agreement or if the fulfillment of the order, in the opinion of its counsel, might be unlawful. Any such rejection could adversely affect a redeeming Shareholder. For example, the resulting delay would adversely affect the value of the Shareholder’s redemption distribution if the NAV were to decline during the delay. In the Depositary Trust Agreement, the Sponsor and the Trustee disclaim any liability for any loss or damage that may result from any such rejection.

Substantial sales of Swedish Kronor by the official sector could adversely affect an investment in the Shares.

The official sector consists of central banks, other governmental agencies and multi-lateral institutions that buy, sell and hold Swedish Kronor as part of their reserve assets. The official sector holds a significant amount of Swedish Kronor that can be mobilized in the open market. In the event that future economic, political or social conditions or pressures require members of the official sector to sell their Swedish Kronor simultaneously or in an uncoordinated manner, the demand for Swedish Kronor might not be sufficient to accommodate the sudden increase in the supply of Swedish Kronor to the market. Consequently, the price of the Swedish Krona could decline, which would adversely affect an investment in the Shares.

Shareholders that are not Authorized Participants may only purchase or sell their Shares in secondary trading markets.

Only Authorized Participants may create or redeem Baskets through the Trust. All other investors that desire to purchase or sell Shares must do so through NYSE Arca or in other markets, if any, in which the Shares are traded.

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

The Bank of New York Mellon and an affiliate of the Sponsor have entered into a License Agreement granting the Sponsor’s affiliate a license to certain patent applications made by The Bank of New York Mellon covering systems and methods for securitizing a commodity. The Sponsor’s affiliate has sublicensed the license to the Sponsor. The license is limited to a non-exclusive grant for the life of The Bank of New York Mellon’s patents and patent applications. The License Agreement provides that each of the parties may provide notice of intent to terminate the License Agreement in the event the other party commits a material breach. If the License Agreement is terminated and one or more of The Bank of New York Mellon’s patent applications issue as patents, then The Bank of New York Mellon may claim that the operation of the Trust violates its patent or patents and seek an injunction forcing the Trust to cease operation and the Shares to cease trading. In that case, the Trust might be forced to terminate and liquidate, which would adversely affect Shareholders.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The principal offices of the Sponsor and the Trust are at 805 King Farm Boulevard, Suite 600, Rockville, Maryland 20850, which is leased by an affiliate of the Sponsor. Neither the Sponsor nor the Trust owns or leases any other property.

Item 3.	Legal Proceedings

None.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Following are the high and low sale prices of the Shares as reported by the NYSE Arca were as follows for each of the quarters during the fiscal years ended October 31, 2011 and October 31, 2010:

Fiscal Year Ended October 31, 2011:	High	Low
Quarter Ended
January 31, 2011	$154.90	$141.90
April 30, 2011	$168.44	$153.15
July 31, 2011	$165.37	$150.85
October 31, 2011	$158.35	$143.90

Fiscal Year Ended October 31, 2010:	High	Low
Quarter Ended
January 31, 2010	$146.54	$134.99
April 30, 2010	$141.30	$133.47
July 31, 2010	$138.21	$122.67
October 31, 2010	$151.69	$133.27

The number of record holders of Shares of the registrant as of November 30, 2011 was approximately 74.

Although the Trust does not purchase Shares directly from its shareholders, the Trust redeemed Baskets from Authorized Participants in the fourth quarter of the fiscal year covered by this report as follows:

Month	Shares	Average Price
August	—	$—
September	50,000	$148.92
October	350,000	$146.70

The Trust’s cash dividends per Share declared during the two fiscal years ended October 31 are as follows:

	$00000000.00	$00000000.00	$00000000.00
Fiscal Year Ended October 31, 2011		Fiscal Year Ended October 31, 2010
November 1, 2010	$0.03595	November 2, 2009	$—
December 1, 2010	$0.05355	December 1, 2009	$—
January 3, 2011	$0.07429	January 4, 2010	$—
February 1, 2011	$0.09220	February 1, 2010	$—
March 1, 2011	$0.11268	March 1, 2010	$—
April 1, 2011	$0.15682	April 1, 2010	$—
May 2, 2011	$0.14993	May 3, 2010	$—
June 1, 2011	$0.17542	June 1, 2010	$—
July 1, 2011	$0.16428	July 1, 2010	$—
August 1, 2011	$0.19102	August 2, 2010	$—
September 1, 2011	$0.19364	September 1, 2010	$—
October 3, 2011	$0.17545	October 1, 2010	$—

In the future, to the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend, the excess interest earned in Swedish Kronor effective on the first business day of the subsequent month. The Trustee will direct that the excess Swedish Kronor be converted into USD at a prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own).

Item 6.	Selected Financial Data

Following are financial highlights for the fiscal years ended October 31, 2011, October 31, 2010, October 31, 2009, October 31, 2008 and October 31, 2007.

	Fiscal Year Ended October 31, 2011	Fiscal Year Ended October 31, 2010	Fiscal Year Ended October 31, 2009	Fiscal Year Ended October 31, 2008	Fiscal Year Ended October 31, 2007
Income
Interest income	$1,609,735	$48,271	$244,205	$2,437,500	$699,448

Total Income	1,609,735	48,271	244,205	2,437,500	699,448

Expenses
Sponsor’s fee	(398,745)	(163,175)	(142,358)	(251,340)	(96,193)

Total Expenses	(398,745)	(163,175)	(142,358)	(251,340)	(96,193)
Net (Loss)/Income	$1,210,990	$(114,904)	$101,847	$2,186,160	$603,255

Other Comprehensive Income/(Loss):
Currency translation adjustment	23,878	174	(5,682)	(74,207)	17,161

Total Comprehensive (Loss)/Income	$1,234,868	$(114,730)	$96,165	$2,111,953	$620,416

Basic and Diluted Earnings per Share	$1.86	$(0.39)	$0.37	$5.54	$3.65
Weighted-average Shares Outstanding	649,726	295,068	278,630	394,536	165,342
Cash Dividends per Share	$1.73	$—	$1.12	$5.28	$3.32

As of October 31, 2011, total assets were $92,495,081, and for the fiscal year ended October 31, 2011, net cash flows were $32,941,216.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate” and other similar words. Forward-looking statements are based upon our current expectations and beliefs concerning future developments and their potential effects on us. Such forward-looking statements are not guarantees of future performance. Various factors may cause our actual results to differ materially from those expressed in our forward-looking statements. These factors include fluctuations in the price of the Swedish Krona, as the value of the Shares relates directly to the value of the Swedish Krona held by the Trust and price fluctuations could materially adversely affect an investment in the Shares. Readers are urged to review the “Risk Factors” section in this report for a description of other risks and uncertainties that may affect an investment in the Shares.

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account which is expected to earn interest and a secondary deposit account which does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of October 31, 2011 was an annual nominal rate of 1.79%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

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

FXS Distribution History

Date	Value	NAV	Yield	Annualized Yield
10/3/2011	$0.17545	$145.05	0.12%	1.47%
9/1/2011	$0.19364	$157.52	0.12%	1.45%
8/1/2011	$0.19102	$157.92	0.12%	1.42%

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

Results of Operations

As of October 31, 2009, the number of Swedish Kronor owned by the Trust was 349,463,186, resulting in a capital redeemable value of $49,533,389. During the year ended October 31, 2010, an additional 150,000 shares were created in exchange for 149,239,686 Swedish Kronor and 100,000 shares were redeemed in exchange for 99,691,545 Swedish Kronor. In addition, 1,039,854 Swedish Kronor were withdrawn to pay the portion of the Sponsor’s fee that exceeded the interest earned. As of October 31, 2010, the number of Swedish Kronor owned by the Trust was 397,971,473, resulting in a redeemable capital value of $59,371,419. During the year ended October 31, 2011, an additional 800,000 shares were created in exchange for 795,942,946 Swedish Kronor and 600,000 shares were redeemed in exchange for 596,957,210 Swedish Kronor. As of October 31, 2011, the number of Swedish Kronor owned by the Trust was 596,957,209, resulting in a redeemable capital share value of $92,435,034

The increase in the Trust’s redeemable capital share value from $59,371,419 at October 31, 2010 to $92,435,034 at October 31, 2011, was primarily the result of an increase in the number of shares outstanding from 400,000 at October 31, 2010 to 600,000 at October 31, 2011 coupled with an increase in the Closing Spot Rate from 0.14915 at October 31, 2010 to 0.15465 at October 31, 2011. The increase in the Trust’s redeemable capital share value from $49,533,389 at October 31, 2009 to $59,371,419 at October 31, 2010, was primarily the result of an increase in the number of shares outstanding from 350,000 at October 31, 2009 to 400,000 at October 31, 2010 coupled with an increase in the Closing Spot Rate from 0.14178 at October 31, 2009 to 0.14915 at October 31, 2010.

Interest income increased from $48,271 for the year ended October 31, 2010 to $1,609,735 for the year ended October 31, 2011, attributable primarily to an increase in the annual nominal interest rate paid by the Depository as set forth in the chart above. Interest income decreased from $244,205 for the year ended October 31, 2009 to $48,271 for the year ended October 31, 2010, attributable primarily to a decrease in the annual nominal interest rate paid by the Depository as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Swedish Kronor in the Trust. Due primarily to an increase in the weighted-average Swedish Kronor in the Trust, the Sponsor’s fee increased from $163,175 for the year ended October 31, 2010 to $398,745 for the year ended October 31, 2011. The only expense of the Trust during the year ended October 31, 2011 was the Sponsor’s fee. Due primarily to an increase in the weighted-average Swedish Kronor in the Trust, the Sponsor’s fee increased from $142,358 for the year ended October 31, 2009 to $163,175 for the year ended October 31, 2010. The only expense of the Trust during the year ended October 31, 2010 was the Sponsor’s fee.

The Trust’s net income for the year ended October 31, 2011 was $1,210,990, due to interest income of $1,609,735 exceeding the Sponsor’s fee of $398,745. The Trust’s net loss for the year ended October 31, 2010 was $114,904 as a result of the Sponsor’s fee of $163,175 exceeding interest income of $48,271. The Trust’s net gain for the year ended October 31, 2009 was $101,847 as a result of interest income of $244,205 exceeding the sponsor’s fee of $142,358.

Cash dividends per Share increased from $0.00 for the year ended October 31, 2010 to $1.73 per Share for the year ended October 31, 2011, primarily due to an increase in the annual nominal interest rate paid by the Depository. Cash dividends per Share decreased from $1.12 for the year ended October 31, 2009 to $0.00 per Share for the year ended October 31, 2010, primarily due to a decrease in the annual nominal interest rate paid by the Depository.

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

Evaluation of Disclosure Controls and Procedures

The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 31, 2011. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this annual report.

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

The chief executive officer and chief financial officer of the Sponsor have assessed the effectiveness of the Trust’s internal control over financial reporting as of October 31, 2011. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operation effectiveness of its internal controls over financial reporting. Based on their assessment and those criteria, the chief executive officer and chief financial officer of the Sponsor believe that the Trust maintained effective internal control over financial reporting as of October 31, 2011.

Effectiveness of the Trust’s internal control over financial reporting as of October 31, 2011 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

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

Nikolaos Bonos and Joseph Arruda serve as the Chief Executive Officer and Chief Financial Officer of the Sponsor, respectively. The Sponsor’s Board of Managers is composed of Mr. Arruda, Mr. Bonos and Michael Byrum.

Nikolaos Bonos, 47, has been the Chief Executive Officer of the Sponsor since May 2009. Mr. Bonos has been a Manager of the Sponsor since September 2005. Prior to his appointment as Chief Executive Officer, Mr. Bonos served as the Chief Financial Officer of the Sponsor beginning in September 2005. Mr. Bonos has served as Executive Officer of Rydex Fund Services LLC, an affiliate of the Sponsor, from January 2009 to the present and as Senior Vice President of Rydex Fund Services LLC, from December 2003 to August 2006 and Vice President of Accounting of Rydex Fund Services LLC, from 2001 to December 2003. Mr. Bonos holds a Bachelor of Science in Business Administration with a major in Finance from Suffolk University.

Joseph Arruda, 44, has been the Chief Financial Officer of the Sponsor since May 2009. Mr. Arruda has been a Manager of the Sponsor since July 2009. Prior to his appointment as Chief Financial Officer, Mr. Arruda served as Vice President, Fund Accounting, and Administration, of the Sponsor beginning in 2003. From 1997 to 2003, Mr. Arruda served as Vice President, Fund Accounting at State Street Corporation. He holds a Bachelor of Science with a Finance and Accounting concentration from Bridgewater State College.

Michael Byrum, 40, has served as a Manager of the Sponsor since September 2005. Since August 2006, he has served as the Chief Investment Officer, of Rydex Advisors II, LLC (RAII), and Rydex Advisors, LLC (RA), affiliates of the Sponsor, and each of which were merged into Security Investors, LLC, also an affiliate of the Sponsor, as of January 3, 2011. Mr. Byrum served as the Executive Vice President of RAII from December 2002 to May 2004, and as President of RA from May 2004 until January 2011. He has served as Senior Vice President of Security Investors, LLC, since December 1, 2010. Mr. Byrum is a Chartered Financial Analyst and has a Bachelor of Science in Business Administration with a major in Finance from Miami University of Ohio.

Item 11.	Executive Compensation

Not applicable.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Not applicable.

Item 14.	Principal Accountant Fees and Services

The following fees were paid by the Sponsor and were for services performed by Ernst & Young LLP for the fiscal years ended October 31, 2011 and October 31, 2010:

	2011	2010
Audit Fees	$28,000	$25,778
Audit-related fees	0	0
Tax fees	0	0
All other Fees	0	0

	$28,000	$25,778

PART IV

Item 15.	Exhibits And Financial Statement Schedules

Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed as a part of this report. Schedules have been omitted since they are either not required, not applicable or the information has otherwise been included.

Exhibits

Exhibit No.	Description
3.1	Certificate of Formation of Rydex Specialized Products LLC, incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File number 333-132366) filed by the Trust on June 9, 2006.

3.2	Limited Liability Company Agreement of Rydex Specialized Products, LLC, incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File number 333-132366) filed by the Trust on June 9, 2006.

4.1	Depositary Trust Agreement dated as of June 8, 2006 among Rydex Specialized Products LLC, The Bank of New York, all registered owners and beneficial owners of Swedish Krona Shares issued thereunder and all depositors, incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.2	Amendment to Depositary Trust Agreement dated as of November 13, 2008 between Rydex Specialized Products LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on September 9, 2010.

4.3	Participant Agreement dated as of March 25, 2010 among Knight Clearing Services, LLC, The Bank of New York, and Rydex Specialized Products LLC (together with Schedule pursuant to Instruction 2 to Item 601 of Regulation S-K).

4.4	Amendment to Participant Agreements dated as of December 9, 2010 between The Bank of New York Mellon, the trusts set forth on Schedule A thereto and Rydex Specialized Products LLC, incorporated herein by reference to Exhibit 4.4 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.5	Amendment to Participant Agreements dated as of January 15, 2011 between The Bank of New York, the trusts set forth on Schedule A thereto and Rydex Specialized Products LLC, incorporated herein by reference to Exhibit 4.5 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

10.1	Deposit Account Agreement dated as of June 8, 2006 between The Bank of New York Mellon and the London Branch of JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

10.2	Amendment to Deposit Account Agreement dated as of November 13, 2008 between The Bank of New York Mellon and the London Branch of JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Trust on September 9, 2010.

10.3	Sublicense Agreement dated as of June 9, 2006 between PADCO Advisors II, Inc. and Rydex Specialized Products LLC, incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

CurrencyShares® Swedish Krona Trust

Financial Statements as of October 31, 2011

Index

Page

Independent Registered Public Accounting Firm Reports	F-2

Statements of Financial Condition at October 31, 2011 and October 31, 2010	F-5

Statements of Income and Comprehensive Income for the year ended October 31, 2011, the year ended October 31, 2010 and the year ended October 31, 2009	F-6

Statements of Changes in Shareholders’ Equity for the year ended October 31, 2011, the year ended October 31, 2010, and the year ended October 31, 2009	F-7

Statements of Cash Flows for the year ended October 31, 2011, the year ended October 31, 2010 and the year ended October 31, 2009	F-8

Notes to the Financial Statements	F-9

Report of Independent Registered Public Accounting Firm

To the Shareholders of CurrencyShares® Swedish Krona Trust:

In our opinion, the statements of income and comprehensive income, of changes in shareholders’ equity and of cash flows for the year ended October 31, 2009 present fairly, in all material respects, the results of operations and cash flows of CurrencyShares® Swedish Krona Trust (the “Trust”) for the year ended October 31, 2009, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Baltimore, Maryland

January 14, 2010

Report of Independent Registered Public Accounting Firm

To the Shareholders of CurrencyShares® Swedish Krona Trust:

We have audited the accompanying statements of financial condition of CurrencyShares® Swedish Krona Trust (the “Trust”) as of October 31, 2011 and October 31, 2010, and the related statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for the years ended October 31, 2011 and October 31, 2010. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CurrencyShares® Swedish Krona Trust at October 31, 2011 and October 31, 2010, and the results of its operations and its cash flows for the years ended October 31, 2011 and October 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CurrencyShares® Swedish Krona Trust’s internal control over financial reporting as of October 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 13, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

January 13, 2012

Report of Independent Registered Public Accounting Firm

To the Shareholders of CurrencyShares® Swedish Krona Trust:

We have audited CurrencyShares® Swedish Krona Trust’s (the “Trust”) internal control over financial reporting as of October 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Trust’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting appearing under Item 9A. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, CurrencyShares® Swedish Krona Trust maintained, in all material respects, effective internal control over financial reporting as of October 31, 2011 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of financial condition as of October 31, 2011 and October 31, 2010 and the related statements of income and comprehensive income, changes in shareholders’ equity and cash flows for the years ended October 31, 2011 and October 31, 2010 of CurrencyShares® Swedish Krona Trust and our report dated January 13, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

January 13, 2012

CurrencyShares® Swedish Krona Trust

Statements of Financial Condition

	October 31, 2011	October 31, 2010
Assets
Current Assets:
Swedish Krona deposits, interest bearing	$92,321,060	$59,357,089
Swedish Krona deposits, non-interest bearing	—	—
Receivable from accrued interest	174,021	34,497

Total Current Assets	$92,495,081	$59,391,586

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Swedish Krona deposits, non-interesting bearing, overdrawn	$22,755	$—
Accrued Sponsor’s fee	37,292	20,167

Total Current Liabilities	60,047	20,167

Commitments and Contingent Liabilities (note 9)	—	—

Redeemable Capital Shares, at redemption value, no par value, 7,500,000 authorized – 600,000 and 400,000 issued and outstanding, respectively	92,435,034	59,371,419
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$92,495,081	$59,391,586

See Notes to Financial Statements.

CurrencyShares® Swedish Krona Trust

Statements of Income and Comprehensive Income

	Year ended October 31, 2011	Year ended October 31, 2010	Year ended October 31, 2009
Income
Interest Income	$1,609,735	$48,271	$244,205

Total Income	1,609,735	48,271	244,205

Expenses
Sponsor’s fee	(398,745)	(163,175)	(142,358)

Total Expenses	(398,745)	(163,175)	(142,358)

Net Income/(Loss)	$1,210,990	$(114,904)	$101,847

Other Comprehensive
Income/(Loss):
Currency translation adjustment	23,878	174	(5,682)

Total Comprehensive Income/(Loss)	$1,234,868	$(114,730)	$96,165

Basic and Diluted Earnings per Share	$1.86	$(0.39)	$0.37
Weighted-average Shares Outstanding	649,726	295,068	278,630

Cash Dividends per Share	$1.73	$—	$1.12

See Notes to Financial Statements.

CurrencyShares® Swedish Krona Trust

Statements of Changes in Shareholders’ Equity

	Year ended October 31, 2011	Year ended October 31, 2010	Year ended October 31, 2009
Retained Earnings, Beginning of Year	$—	$—	$—
Net Income/(Loss)	1,210,990	(114,904)	101,847
Distributions Paid	(1,118,767)	—	(324,034)
Adjustment of redeemable capital
shares to redemption value	(92,223)	114,904	222,187

Retained Earnings, End of Year	$—	$—	$—

Cumulative Translation Adjustment, Beginning of Year	$—	$—	$—
Currency translation adjustment	23,878	174	(5,682)
Adjustment of redeemable capital shares to redemption value	(23,878)	(174)	5,682

Cumulative Translation Adjustment, End of Year	$—	$—	$—

See Notes to Financial Statements.

CurrencyShares® Swedish Krona Trust

Statements of Cash Flows

	Year ended October 31, 2011	Year ended October 31, 2010	Year ended October 31, 2009
Cash flows from operating activities
Cash received for accrued income	$1,459,517	$14,931	$417,631
Cash paid for expenses	(380,126)	(158,589)	(144,046)

Net cash provided by/(used in) operating activities	1,079,391	(143,658)	273,585

Cash flows from financing activities
Cash received to purchase redeemable shares	122,518,517	20,617,773	12,780,972
Cash paid to redeem redeemable shares	(91,889,058)	(13,772,594)	(12,799,233)
Cash paid for distributions	(1,118,767)	—	(324,034)

Net cash provided by/(used in) financing activities	29,510,692	6,845,179	(342,295)

Adjustment to period cash flows due to currency movement	2,351,133	3,107,055	4,639,326

Increase in cash	32,941,216	9,808,576	4,570,616
Cash at beginning of year	59,357,089	49,548,513	44,977,897

Cash at end of year	$92,298,305	$59,357,089	$49,548,513

Reconciliation of net income/(loss) to net cash provided by/(used in) operating activities

Net Income/(Loss)	$1,210,990	$(114,904)	$101,847
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Receivable from accrued interest	(174,021)	(34,497)	—
Prior period receivable from accrued interest	34,497	—	164,869
Currency translation adjustment	(9,200)	700	7,997
Accrued sponsor fee	37,292	20,167	15,124
Prior period accrued sponsor fee	(20,167)	(15,124)	(16,252)

Net cash provided by/(used in) operating activities	$1,079,391	$(143,658)	$273,585

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

The Trustee calculates the Trust’s net asset value (“NAV”) each business day, as described in Note 4. Prior to November 13, 2008, Swedish Krona deposits (cash) were translated for NAV calculation purposes at the Noon Buying Rate, which was the U.S. Dollar (“USD”)/Swedish Krona exchange rate as determined and published by the Federal Reserve Bank of New York. As of November 13, 2008, Swedish Krona deposits (cash) are translated for NAV calculation purposes at the Closing Spot Rate, which is the USD/Swedish Krona exchange rate as determined by The World Markets Company PLC, a State Street business, at 4:00 PM (London fixing) on each day that NYSE Arca is open for regular trading.

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

To the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend (herein referred to as dividends or distributions), the excess interest earned in Swedish Kronor effective on the first business day of the subsequent month. The Trustee will direct that the excess Swedish Kronor be converted into USD at a prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). An income distribution of $0.18878 per share with an ex-dividend date of November 1, 2011 was paid on November 8, 2011.

3.	Swedish Krona Deposits

Swedish Krona principal deposits are held in a Swedish Krona-denominated, interest-bearing demand account. For the year ended October 31, 2011, there were Swedish Krona principal deposits of 795,942,946 and Swedish Krona principal redemptions of 596,957,210, resulting in an ending Swedish Krona principal balance of 596,957,209. This equates to 92,321,060 USD. For the year ended October 31, 2010, there were Swedish Krona principal deposits of 149,239,686, Swedish Krona principal redemptions of 99,691,545 and Swedish Krona withdrawals (to pay expenses) of 1,039,854, resulting in an ending Swedish Krona principal balance of 397,971,473. This equates to 59,357,089 USD. For the year ended October 31, 2009, there were Swedish Krona principal deposits of 99,853,897, Swedish Krona principal redemptions of 100,000,000 and Swedish Krona withdrawals (to pay expenses) of 390,711, resulting in an ending Swedish Krona principal balance of 349,463,186. This equates to 49,548,513 USD.

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

Activity in redeemable capital Shares is as follows:

	Year ended		Year ended		Year ended
	October 31, 2011		October 31, 2010		October 31, 2009
		U.S. Dollar		U.S. Dollar		U.S. Dollar
	Shares	Amount	Shares	Amount	Shares	Amount
Opening balance	400,000	$59,371,419	350,000	$49,533,389	350,000	$45,126,514
Shares issued	800,000	122,518,517	150,000	20,617,773	100,000	12,780,972
Shares redeemed	(600,000)	(91,889,058)	(100,000)	(13,772,594)	(100,000)	(12,799,233)
Adjustment to period Shares due to currency movement and other	—	2,434,156	—	2,992,851	—	4,425,136

Ending balance	600,000	$92,435,034	400,000	$59,371,419	350,000	$49,533,389

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

5.	Selected Quarterly Information (Unaudited)

Fiscal Period Ended October 31, 2011:

	$00000.00	$00000.00	$00000.00	$00000.00
	Three months	Three months	Three months	Three months
	ended	ended	ended	ended
	October 31, 2011	July 31, 2011	April 30, 2011	January 31, 2011
Income
Interest Income	$589,353	$563,236	$323,392	$133,754

Total Income	589,353	563,236	323,392	133,754

Expenses
Sponsor’s fee	(126,450)	(130,819)	(86,905)	(54,571)

Total Expenses	(126,450)	(130,819)	(86,905)	(54,571)
Net Income	$462,903	$432,417	$236,487	$79,183

Other Comprehensive Income:
Currency translation adjustment	6,544	1,237	11,728	4,369

Total Comprehensive Income	$469,447	$433,654	$248,215	$83,552

Basic and Diluted Earnings per Share	$0.56	$0.52	$0.40	$0.22
Weighted-average Shares Outstanding	821,196	824,457	584,831	366,304
Cash Dividends per Share	$0.61	$0.47	$0.31	$0.17

Fiscal Period Ended October 31, 2010:

	$00000.00	$00000.00	$00000.00	$00000.00
	Three months	Three months	Three months	Three months
	ended	ended	ended	ended
	October 31, 2010	July 31, 2010	April 30, 2010	January 31, 2010
Income
Interest Income	$47,075	$1,196	$—	$—

Total Income	47,075	1,196	—	—

Expenses
Sponsor’s fee	(43,681)	(32,788)	(40,077)	(46,629)

Total Expenses	(43,681)	(32,788)	(40,077)	(46,629)
Net Income/(Loss)	$3,394	$(31,592)	$(40,077)	$(46,629)

Other Comprehensive Income/(Loss):
Currency translation adjustment	157	(1,856)	221	1,652

Total Comprehensive Income/(Loss)	$3,551	$(33,448)	$(39,856)	$(44,977)

Basic and Diluted Earnings per Share	$0.01	$(0.13)	$(0.14)	$0.14
Weighted-average Shares Outstanding	307,065	250,000	295,506	327,717
Cash Dividends per Share	$—	$—	$—	$—

6.	Sponsor’s Fee

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Rockville, State of Maryland, on January 13, 2012.

CURRENCYSHARES® SWIDISH KRONA TRUST

By:	Rydex Specialized Products LLC Sponsor of the CurrencyShares® Swedish Krona Trust

By:	/S/ NIKOLAOS BONOS
Nikolaos Bonos
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

Signature	Capacity	Date

/S/ NIKOLAOS BONOS	Director and Chief Executive Officer
Nikolaos Bonos	(principal executive officer)	January 13, 2012

/S/ JOSEPH ARRUDA	Director and Chief Financial Officer
Joseph Arruda	(principal financial officer and principal accounting officer)	January 13, 2012

/S/ MICHAEL BYRUM
Michael Byrum	Director	January 13, 2012

*	The registrant is a trust and the persons are signing in their capacities as officers or directors of Rydex Specialized Products LLC, the Sponsor of the registrant.