Form 10-Q
period 2012-01-31
CURRENCYSHARES SWEDISH KRONA TRUST
filed 2012-03-12
CIK 1353616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CURRENCYS HARES® SWEDISH KRONA TRUST

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CurrencyShares® Swedish Krona Trust

Statements of Financial Condition

	January 31, 2012 (Unaudited)	October 31, 2011

Assets
Current Assets:
Swedish Krona deposits, interest bearing	$80,361,085	$92,321,060
Swedish Krona deposits, non-interest bearing	—	—
Receivable from accrued interest	119,710	174,021

Total Current Assets	$80,480,795	$92,495,081

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Sweish Krona deposits, non-interest bearing, overdrawn	$3,904	$22,755
Accrued Sponsor’s fee	28,442	37,292

Total Current Liabilities	32,346	60,047
Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 7,500,000 authorized – 550,000 and 600,000 issued and outstanding, respectively	80,448,449	92,435,034
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$80,480,795	$92,495,081

See Notes to Financial Statements.

CurrencyShares® Swedish Krona Trust

Statements of Income and Comprehensive Income

(Unaudited)

	Three months ended January 31, 2012	Three months ended January 31, 2011

Income
Interest Income	$387,971	$133,754

Total Income	387,971	133,754

Expenses
Sponsor’s fee	(86,806)	(54,571)

Total Expenses	(86,806)	(54,571)
Net Income	$301,165	$79,183

Other Comprehensive Income:
Currency translation adjustment	411	4,369

Total Comprehensive Income	$301,576	$83,552

Basic and Diluted Earnings per Share	$0.51	$0.22
Weighted-average Shares Outstanding	587,500	366,304
Cash Dividends per Share	$0.54	$0.17

See Notes to Financial Statements.

CurrencyShares® Swedish Krona Trust

Statements of Changes in Shareholders’ Equity

	Three months ended January 31, 2012 (Unaudited)	Year ended October 31, 2011

Retained Earnings, Beginning of Period	$—	$—
Net Income	301,165	1,210,990
Distributions Paid	(318,102)	(1,118,767)
Adjustment of redeemable capital shares to redemption value	16,937	(92,223)

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	411	23,878
Adjustment of redeemable capital shares to redemption value	(411)	(23,878)

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Swedish Krona Trust

Statements of Cash Flows

(Unaudited)

	Three months ended January 31, 2012	Three months ended January 31, 2011
Cash flows from operating activities
Cash received for accrued income	$433,448	$119,713
Cash paid for expenses	(93,766)	(57,058)

Net cash provided by operating activities	339,682	62,655

Cash flows from financing activities
Cash received to purchase redeemable shares	—	—
Cash paid to redeem redeemable shares	(7,299,488)	(7,332,202)
Cash paid for distributions	(318,102)	(62,170)

Net cash used in financing activities	(7,617,590)	(7,394,372)

Adjustment to period cash flows due to currency movement	(4,663,216)	2,128,827

Decrease in cash	(11,941,124)	(5,202,890)
Cash at beginning of period	92,298,305	59,357,089

Cash at end of period	$80,357,181	$54,154,199

Reconciliation of net income to net cash provided by operating activities

Net Income	$301,165	$79,183
Adjustments to reconcile net income to net cash provided by operating activities:
Receivable from accrued interest	(119,710)	(50,785)
Prior period receivable from accrued interest	174,021	34,497
Currency translation adjustment	(6,944)	1,523
Accrued sponsor fee	28,442	18,404
Prior period accrued sponsor fee	(37,292)	(20,167)

Net cash provided by operating activities	$339,682	$62,655

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the Form 10-K as filed on January 13, 2012.

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

The Trustee calculates the Trust’s net asset value (“NAV”) each business day, as described in Note 4. Swedish Krona deposits (cash) are translated for NAV calculation purposes at the Closing Spot Rate, which is the Swedish Krona/USD exchange rate as determined by The World Markets Company PLC, a State Street business, at 4:00 PM (London fixing) on each day that NYSE Arca is open for regular trading.

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

To the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend (herein referred to as dividends or distributions), the excess interest earned in Swedish Kronor effective on the first business day of the subsequent month. The Trustee will direct that the excess Swedish Kronor be converted into USD at a prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). An income distribution of $0.15895 per share with an ex-dividend date of February 1, 2012 was paid on February 8, 2012.

3.	Swedish Krona Deposits

Swedish Krona principal deposits are held in a Swedish Krona-denominated, interest-bearing demand account. For the three months ended January 31, 2012, there were no Swedish Krona principal deposits and there were Swedish Krona principal redemptions of 49,746,433, resulting in an ending Swedish Krona principal balance of 547,210,776. This equates to 80,361,085 USD. For the year ended October 31, 2011, there were Swedish Krona principal deposits of 795,942,946 and Swedish Krona principal redemptions of 596,957,210, resulting in an ending Swedish Krona principal balance of 596,957,209. This equates to 92,321,060 USD.

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

Activity in redeemable capital Shares is as follows:

	Three months ended January 31, 2012 (Unaudited)		Year ended October 31, 2011
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	600,000	$92,435,034	400,000	$59,371,419
Shares issued	—	—	800,000	122,518,517
Shares redeemed	(50,000)	(7,299,488)	(600,000)	(91,889,058)
Adjustment to period Shares due to currency movement and other	—	(4,687,097)	—	2,434,156

Ending balance	550,000	$80,448,449	600,000	$92,435,034

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

Definition of Net Asset Value

The Trustee calculates, and the Sponsor publishes, the Trust’s Net Asset Value (“NAV”) each business day. To calculate the NAV, the Trustee adds to the amount of Swedish Kronor in the Trust at the end of the preceding day accrued but unpaid interest, if any, Swedish Kronor receivable under pending purchase orders and the value of other Trust assets, and subtracts the accrued but unpaid Sponsor’s fee, Swedish Kronor payable under pending redemption orders and other Trust expenses and liabilities, if any. Prior to November 13, 2008, the NAV was expressed in U.S. Dollars (“USD”) based on the “Noon Buying Rate,” which is the Swedish Krona/USD exchange rate as determined by the Federal Reserve Bank of New York at 12:00 PM (New York time). As of November 13, 2008, the NAV is expressed in USD based on the Swedish Krona/USD exchange rate as determined by The World Markets Company PLC, a State Street business, at 4:00 PM (London fixing) (the “Closing Spot Rate”) on each day that NYSE Arca is open for regular trading. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate is used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for the valuation.

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

FXS Price Movement

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that is expected to earn interest and a secondary deposit account which does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of January 31, 2012 was an annual nominal rate of 1.60%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

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

FXS Distribution History

Date	Value	NAV	Yield	Annualized Yield
1/3/2012	$0.17732	$145.32	0.12%	1.44%
12/1/2011	$0.17214	$147.70	0.12%	1.42%
11/1/2011	$0.18878	$154.06	0.12%	1.45%

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

Results of Operations

As of October 31, 2011, the number of Swedish Kronor owned by the Trust was 596,957,209, resulting in a redeemable capital share value of $92,435,034. During the three months ended January 31, 2012, no Shares were created and 50,000 Shares were redeemed in exchange for 49,746,433 Swedish Kronor. As of January 31, 2012, the number of Swedish Kronor owned by the Trust was 547,210,776 resulting in a redeemable capital Share value of $80,448,449.

The decrease in the Trust’s redeemable capital Share value from $92,435,034 at October 31, 2011 to $80,448,449 at January 31, 2012, was primarily the result of a decrease in the number of Shares outstanding from 600,000 at October 31, 2011 to 550,000 at January 31, 2012 coupled with a decrease in the Closing Spot Rate from 0.15465 at October 31, 2011 to 0.14686 at January 31, 2012.

Interest income increased from $133,754 for the three months ended January 31, 2011 to $387,971 for the three months ended January 31, 2012, attributable primarily to an increase in the weighted-average Swedish Kronor in the Trust coupled with an increase in the annual nominal interest rate paid by the Depository, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Swedish Kronor in the Trust. Due primarily to an increase in the weighted-average Swedish Kronor in the Trust, the Sponsor’s fee increased from $54,571 for the three months ended January 31, 2011 to $86,806 for the three months ended January 31, 2012. The only expense of the Trust during the three months ended January 31, 2012 was the Sponsor’s fee.

The Trust’s net income for the three months ended January 31, 2012 was $301,165 due to interest income of $387,971 exceeding the Sponsor’s fee of $86,806.

Cash dividends per Share increased from $0.17 for the three months ended January 31, 2011 to $0.54 per Share for the three months ended January 31, 2012. This increase in cash dividends per Share was primarily due to an increase in the annual nominal interest rate paid by the Depository.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to the Swedish Krona/USD exchange rate and the nominal annual interest rate paid by the Depository on Swedish Kronor held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 4.	Controls and Procedures.

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of January 31, 2012. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Trust’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 13, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) During the quarter ended January 31, 2012, 1 Basket (50,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) was redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
11/01/2011 – 11/30/2011	—	$—
12/01/2011 – 12/31/2011	—	$—
01/01/2012 – 01/31/2012	50,000	$143.75

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

4.1	Global Amendment to Depository Trust Agreement.

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARES® SWEDISH KRONA TRUST

	By:	Rydex Specialized Products LLC
Sponsor of the CurrencyShares® Swedish Krona Trust

Date: March 12, 2012		By:	/S/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)