Form 10-Q
period 2012-04-30
CURRENCYSHARES SWEDISH KRONA TRUST
filed 2012-06-11
CIK 1353616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number 001-32908

CurrencyShares® Swedish Krona Trust

Sponsored by Guggenheim Specialized Products, LLC,

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CURRENCYSHARES® SWEDISH KRONA TRUST

INDEX

Caption	Page

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Statements of Financial Condition at April 30, 2012 and October 31, 2011	2

Statements of Income and Comprehensive Income for the three months ended April 30, 2012, the three months ended April 30, 2011, the six months ended April 30, 2012 and the six months ended April 30, 2011	3

Statements of Changes in Shareholders’ Equity for the six months ended April 30, 2012 and the year ended October 31, 2011	4

Statements of Cash Flows for the six months ended April 30, 2012 and the six months ended April 30, 2011	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	14

Item 4. Controls and Procedures	14

Part II OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. (Removed and Reserved)	15

Item 5. Other Information	15

Item 6. Exhibits	16

SIGNATURES	17

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CurrencyShares® Swedish Krona Trust

Statements of Financial Condition

	April 30, 2012 (Unaudited)	October 31, 2011
Assets
Current Assets:
Swedish Krona deposits, interest bearing	$73,990,546	$92,321,060
Swedish Krona deposits, non-interest bearing	—	—
Receivable from accrued interest	79,976	174,021

Total Current Assets	$74,070,522	$92,495,081

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Sweish Krona deposits, non-interest bearing, overdrawn	$—	$22,755
Accrued Sponsor’s fee	24,270	37,292

Total Current Liabilities	24,270	60,047

Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 7,500,000 authorized – 500,000 and 600,000 issued and outstanding, respectively	74,046,252	92,435,034
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$74,070,522	$92,495,081

See Notes to Financial Statements.

CurrencyShares® Swedish Krona Trust

Statements of Income and Comprehensive Income

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	April 30, 2012	April 30, 2011	April 30, 2012	April 30, 2011
Income
Interest Income	$260,717	$323,392	$648,687	$457,146

Total Income	260,717	323,392	648,687	457,146

Expenses
Sponsor’s fee	(75,208)	(86,905)	$(162,014)	(141,476)

Total Expenses	(75,208)	(86,905)	(162,014)	(141,476)
Net Income	$185,509	$236,487	$486,673	$315,670

Other Comprehensive (Loss)/ Income:
Currency translation adjustment	(327)	11,728	85	16,097

Total Comprehensive Income	$185,182	$248,215	$486,758	$331,767

Basic and Diluted Earnings per Share	$0.36	$0.40	$0.88	$0.67
Weighted-average Shares Outstanding	512,778	584,831	550,549	473,757
Cash Dividends per Share	$0.41	$0.31	$0.96	$0.51

See Notes to Financial Statements.

CurrencyShares® Swedish Krona Trust

Statements of Changes in Shareholders’ Equity

	Six months ended
	April 30, 2012	Year ended
	(Unaudited)	October 31, 2011
Retained Earnings, Beginning of Period	$—	$—
Net Income	486,673	1,210,990
Distributions Paid	(530,873)	(1,118,767)
Adjustment of redeemable capital shares to redemption value	44,200	(92,223)

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	85	23,878
Adjustment of redeemable capital shares to redemption value	(85)	(23,878)

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Swedish Krona Trust

Statements of Cash Flows

(Unaudited)

	Six months ended	Six months ended
	April 30, 2012	April 30, 2011
Cash flows from operating activities
Cash received for accrued income	$736,478	$364,068
Cash paid for expenses	(173,614)	(128,781)

Net cash provided by operating activities	562,864	235,287

Cash flows from financing activities
Cash received to purchase redeemable shares	—	60,689,453
Cash paid to redeem redeemable shares	(14,715,723)	(7,584,378)
Cash paid for distributions	(530,873)	(238,960)

Net cash (used in)/provided by financing activities	(15,246,596)	52,866,115

Adjustment to period cash flows due to currency movement	(3,624,027)	11,357,770

(Decrease)/increase in cash	(18,307,759)	64,459,172
Cash at beginning of period	92,298,305	59,357,089

Cash at end of period	$73,990,546	$123,816,261

Reconciliation of net income to net cash provided by operating activities

Net Income	$486,673	$315,670
Adjustments to reconcile net income to net cash provided by operating activities:
Receivable from accrued interest	(79,976)	(132,162)
Prior period receivable from accrued interest	174,021	34,497
Currency translation adjustment	(4,832)	2,519
Accrued sponsor fee	24,270	34,930
Prior period accrued sponsor fee	(37,292)	(20,167)

Net cash provided by operating activities	$562,864	$235,287

See Notes to Financial Statements.

CurrencyShares® Swedish Krona Trust

Notes to Financial Statements

(Unaudited)

1.	Organization and Description of the Trust

The CurrencyShares® Swedish Krona Trust (the “Trust”) was formed under the laws of the State of New York on June 8, 2006 when Guggenheim Specialized Products, LLC (formerly known as Rydex Specialized Products LLC) d/b/a “Guggenheim Investments” (the “Sponsor”) deposited 1,000 Swedish Kronor in the Trust’s primary deposit account held by JPMorgan Chase Bank, N.A., London Branch (the “Depository”). The Sponsor is a Delaware limited liability company whose sole member is Security Investors, LLC (also d/b/a “Guggenheim Investments”). The Sponsor is responsible for, among other things, overseeing the performance of The Bank of New York Mellon (the “Trustee”) and the Trust’s principal service providers, including the preparation of financial statements. The Trustee is responsible for the day-to-day administration of the Trust.

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

To the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend (herein referred to as dividends or distributions), the excess interest earned in Swedish Kronor effective on the first business day of the subsequent month. The Trustee will direct that the excess Swedish Kronor be converted into USD at a prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). An income distribution of $0.11141 per share with an ex-dividend date of May 1, 2012 was paid on May 8, 2012.

3.	Swedish Krona Deposits

Swedish Krona principal deposits are held in a Swedish Krona-denominated, interest-bearing demand account. For the six months ended April 30, 2012, there were no Swedish Krona principal deposits and there were Swedish Krona principal redemptions of 99,492,868, resulting in an ending Swedish Krona principal balance of 497,464,341. This equates to 73,990,546 USD. For the year ended October 31, 2011, there were Swedish Krona principal deposits of 795,942,946 and Swedish Krona principal redemptions of 596,957,210, resulting in an ending Swedish Krona principal balance of 596,957,209. This equates to 92,321,060 USD.

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

Activity in redeemable capital Shares is as follows:

	Six months ended April 30, 2012 (Unaudited)		Year ended October 31, 2011
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	600,000	$92,435,034	400,000	$59,371,419
Shares issued	—	—	800,000	122,518,517
Shares redeemed	(100,000)	(14,715,723)	(600,000)	(91,889,058)
Adjustment to period Shares due to currency movement and other	—	(3,673,059)	—	2,434,156

Ending balance	500,000	$74,046,252	600,000	$92,435,034

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

Neither Guggenheim Specialized Products, LLC d/b/a Guggenheim Investments (the “Sponsor”), nor any other person assumes responsibility for the accuracy or completeness of forward-looking statements contained in this report. The forward-looking statements are made as of the date of this report, and will not be revised or updated to reflect actual results or changes in the Sponsor’s expectations or predictions.

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

FXS Price Movement

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that is expected to earn interest and a secondary deposit account which does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of April 30, 2012 was an annual nominal rate of 1.26%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

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

FXS Distribution History

Date	Value	NAV	Yield	Annualized Yield
4/2/2012	$0.11722	$150.06	0.08%	0.92%
3/1/2012	$0.13291	$151.44	0.09%	1.11%
2/1/2012	$0.15895	$146.27	0.11%	1.28%

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

Results of Operations

As of October 31, 2011, the number of Swedish Kronor owned by the Trust was 596,957,209, resulting in a redeemable capital share value of $92,435,034. During the six months ended April 30, 2012, no Shares were created and 100,000 Shares were redeemed in exchange for 99,492,868 Swedish Kronor. As of April 30, 2012, the number of Swedish Kronor owned by the Trust was 497,464,341 resulting in a redeemable capital Share value of $74,046,252.

The decrease in the Trust’s redeemable capital Share value from $92,435,034 at October 31, 2011 to $74,046,252 at April 30, 2012, was primarily the result of a decrease in the number of Shares outstanding from 600,000 at October 31, 2011 to 500,000 at April 30, 2012 coupled with a decrease in the Closing Spot Rate from 0.15465 at October 31, 2011 to 0.14874 at April 30, 2012.

Interest income decreased from $323,392 for the three months ended April 30, 2011 to $260,716 for the three months ended April 30, 2012, attributable primarily to a decrease in the weighted-average Swedish Kronor in the Trust, but partially offset by an increase in the annual nominal interest rate paid by the Depository, as set forth in the chart above. Interest income increased from $457,146 for the six months ended April 30, 2011 to $648,687 for the six months ended April 30, 2012, attributable primarily to an increase in the weighted-average Swedish Kronor in the Trust coupled with an increase in the annual nominal interest rate paid by the Depository, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Swedish Kronor in the Trust. Due primarily to a decrease in the weighted-average Swedish Kronor in the Trust, the Sponsor’s fee decreased from $86,905 for the three months ended April 30, 2011 to $75,208 for the three months ended April 30, 2012. Due primarily to an increase in the weighted-average Swedish Kronor in the Trust, the Sponsor’s fee increased from $141,476 for the six months ended April 30, 2011 to $162,014 for the six months ended April 30, 2012. The only expense of the Trust during the three months and six months ended April 30, 2012 was the Sponsor’s fee.

The Trust’s net income for the three months ended April 30, 2012 was $185,508 due to interest income of $260,716 exceeding the Sponsor’s fee of $75,208. The Trust’s net income for the six months ended April 30, 2012 was $486,673 due to interest income of $648,687 exceeding the Sponsor’s fee of $162,014.

Cash dividends per Share increased from $0.31 for the three months ended April 30, 2011 to $0.41 per Share for the three months ended April 30, 2012, and increased from $0.51 for the six months ended April 30, 2011 to $0.96 per Share for the six months ended April 30, 2012. This increase in cash dividends per Share was primarily due to an increase in the annual nominal interest rate paid by the Depository.

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

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of April 30, 2012. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

(a) None.

(b) Not applicable.

(c) During the quarter ended April 30, 2012, 1 Basket (50,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) was redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
02/01/2012 – 02/29/2012	50,000	$151.94
03/01/2012 – 03/31/2012	—	$—
04/01/2012 – 04/30/2012	—	$—

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

4.1	Participant Agreement dated as of March 25, 2010 among Knight Clearing Services, LLC, The Bank of New York and Rydex Specialized Products LLC (together with the Schedule pursuant to Instruction 2 to Item 601 of Regulation S-K).

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARES® SWEDISH KRONA TRUST

	By	Guggenheim Specialized Products, LLC
Sponsor of the CurrencyShares® Swedish Krona Trust

Date: June 11, 2012		By:	/S/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)