Form 10-Q
period 2012-07-31
CURRENCYSHARES SWEDISH KRONA TRUST
filed 2012-09-10
CIK 1353616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number 001-32908

CurrencyShares® Swedish Krona Trust

Sponsored by Guggenheim Specialized Products, LLC,

d/b/a Guggenheim Investments

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CURRENCYSHARES® SWEDISH KRONA TRUST

INDEX

Caption	Page

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Statements of Financial Condition at July 31, 2012 and October 31, 2011	2

Statements of Income and Comprehensive Income for the three months ended July 31, 2012, the three months ended July 31, 2011, the nine months ended July 31, 2012 and the nine months ended July 31, 2011	3

Statements of Changes in Shareholders’ Equity for the nine months ended July 31, 2012 and the year ended October 31, 2011	4

Statements of Cash Flows for the nine months ended July 31, 2012 and the nine months ended July 31, 2011	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	14

Item 4. Controls and Procedures	14

Part II OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. (Removed and Reserved)	15

Item 5. Other Information	15

Item 6. Exhibits	16

SIGNATURES	17

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CurrencyShares® Swedish Krona Trust

Statements of Financial Condition

	July 31, 2012 (Unaudited)	October 31, 2011

Assets
Current Assets:
Swedish Krona deposits, interest bearing	$65,946,091	$92,321,060
Swedish Krona deposits, non-interest bearing	—	—
Receivable from accrued interest	73,283	174,021

Total Current Assets	$66,019,374	$92,495,081

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Swedish Krona deposits, non-interest bearing, overdrawn	$—	$22,755
Accrued Sponsor’s fee	22,352	37,292

Total Current Liabilities	22,352	60,047

Commitments and Contingent Liabilities (note 8)	—	—

Redeemable Capital Shares, at redemption value, no par value, 7,500,000 authorized – 450,000 and 600,000 issued and outstanding, respectively	65,997,022	92,435,034
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$66,019,374	$92,495,081

See Notes to Financial Statements.

CurrencyShares® Swedish Krona Trust

Statements of Income and Comprehensive Income

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	July 31, 2012	July 31, 2011	July 31, 2012	July 31, 2011
Income
Interest Income	$214,439	$563,236	$863,126	$1,020,381

Total Income	214,439	563,236	863,126	1,020,381

Expenses
Sponsor’s fee	(65,853)	(130,819)	$(227,867)	(272,294)

Total Expenses	(65,853)	(130,819)	(227,867)	(272,294)

Net Income	$148,586	$432,417	$635,259	$748,087

Other Comprehensive Income:
Currency translation adjustment	5,061	1,237	5,146	17,334

Total Comprehensive Income	$153,647	$433,654	$640,405	$765,421

Basic and Diluted Earnings per Share	$0.32	$0.52	$1.22	$1.26

Weighted-average Shares Outstanding	458,696	824,457	519,708	591,941

Cash Dividends per Share	$0.32	$0.47	$1.31	$1.06

See Notes to Financial Statements.

CurrencyShares® Swedish Krona Trust

Statements of Changes in Shareholders’ Equity

	Nine months ended July 31, 2012 (Unaudited)	Year ended October 31, 2011
Retained Earnings, Beginning of Period	$—	$—
Net Income	635,259	1,210,990
Distributions Paid	(676,798)	(1,118,767)
Adjustment of redeemable capital shares to redemption value	41,539	(92,223)

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	5,146	23,878
Adjustment of redeemable capital shares to redemption value	(5,146)	(23,878)

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Swedish Krona Trust

Statements of Cash Flows

(Unaudited)

	Nine months ended	Nine months ended
	July 31, 2012	July 31, 2011
Cash flows from operating activities
Cash received for accrued income	$952,887	$851,024
Cash paid for expenses	(240,594)	(248,772)

Net cash provided by operating activities	712,293	602,252

Cash flows from financing activities
Cash received to purchase redeemable shares	—	92,148,547
Cash paid to redeem redeemable shares	(21,796,962)	(30,724,976)
Cash paid for distributions	(676,798)	(617,105)

Net cash (used in)/provided by financing activities	(22,473,760)	60,806,466

Adjustment to period cash flows due to currency movement	(4,590,747)	5,421,116

(Decrease)/increase in cash	(26,352,214)	66,829,834
Cash at beginning of period	92,298,305	59,357,089

Cash at end of period	$65,946,091	$126,186,923

Reconciliation of net income to net cash provided by operating activities

Net Income	$635,259	$748,087

Adjustments to reconcile net income to net cash provided by operating activities:
Receivable from accrued interest	(73,283)	(195,371)
Prior period receivable from accrued interest	174,021	34,497
Currency translation adjustment	(8,764)	(7,691)
Accrued sponsor fee	22,352	42,897
Prior period accrued sponsor fee	(37,292)	(20,167)

Net cash provided by operating activities	$712,293	$602,252

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

To the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend (herein referred to as dividends or distributions), the excess interest earned in Swedish Kronor effective on the first business day of the subsequent month. The Trustee will direct that the excess Swedish Kronor be converted into USD at a prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). An income distribution of $0.11283 per share with an ex-dividend date of August 1, 2012 was paid on August 8, 2012.

3.	Swedish Krona Deposits

Swedish Krona principal deposits are held in a Swedish Krona-denominated, interest-bearing demand account. For the nine months ended July 31, 2012, there were no Swedish Krona principal deposits and there were Swedish Krona principal redemptions of 149,239,302, resulting in an ending Swedish Krona principal balance of 447,717,907. This equates to 65,946,091 USD. For the year ended October 31, 2011, there were Swedish Krona principal deposits of 795,942,946 and Swedish Krona principal redemptions of 596,957,210, resulting in an ending Swedish Krona principal balance of 596,957,209. This equates to 92,321,060 USD.

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

Activity in redeemable capital Shares is as follows:

	Nine months ended
	July 31, 2012		Year ended
	(Unaudited)		October 31, 2011
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	600,000	$92,435,034	400,000	$59,371,419
Shares issued	—	—	800,000	122,518,517
Shares redeemed	(150,000)	(21,796,962)	(600,000)	(91,889,058)
Adjustment to period Shares due to currency movement and other	—	(4,641,050)	—	2,434,156

Ending balance	450,000	$65,997,022	600,000	$92,435,034

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that is expected to earn interest and a secondary deposit account which does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of July 31, 2012 was an annual nominal rate of 1.29%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

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

FXS Distribution History

Date	Value	NAV	Yield	Annualized Yield
7/2/2012	$0.10626	$144.25	0.07%	0.90%
6/1/2012	$0.10368	$136.94	0.08%	0.89%
5/1/2012	$0.11141	$148.09	0.08%	0.92%

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

Results of Operations

As of October 31, 2011, the number of Swedish Kronor owned by the Trust was 596,957,209, resulting in a redeemable capital share value of $92,435,034. During the nine months ended July 31, 2012, no Shares were created and 150,000 Shares were redeemed in exchange for 149,239,302 Swedish Kronor. As of July 31, 2012, the number of Swedish Kronor owned by the Trust was 447,717,907 resulting in a redeemable capital Share value of $65,997,022.

The decrease in the Trust’s redeemable capital Share value from $92,435,034 at October 31, 2011 to $65,997,022 at July 31, 2012, was primarily the result of a decrease in the number of Shares outstanding from 600,000 at October 31, 2011 to 450,000 at July 31, 2012 coupled with a decrease in the Closing Spot Rate from 0.15465 at October 31, 2011 to 0.14729 at July 31, 2012.

Interest income decreased from $563,236 for the three months ended July 31, 2011 to $214,439 for the three months ended July 31, 2012 and decreased from $1,020,381 for the nine months ended July 31, 2011 to $863,126 for the nine months ended July 31, 2012. This decrease in interest income was attributable primarily to a decrease in the weighted-average Swedish Kronor in the Trust coupled with a decrease in the annual nominal interest rate paid by the Depository, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Swedish Kronor in the Trust. Due primarily to a decrease in the weighted-average Swedish Kronor in the Trust, the Sponsor’s fee decreased from $130,819 for the three months ended July 31, 2011 to $65,853 for the three months ended July 31, 2012 and decreased from $272,294 for the nine months ended July 31, 2011 to $227,867 for the nine months ended July 31, 2012. The only expense of the Trust during the three months and nine months ended July 31, 2012 was the Sponsor’s fee.

The Trust’s net income for the three months ended July 31, 2012 was $148,586 due to interest income of $214,439 exceeding the Sponsor’s fee of $65,853. The Trust’s net income for the nine months ended July 31, 2012 was $635,259 due to interest income of $863,126 exceeding the Sponsor’s fee of $227,867.

Cash dividends per Share decreased from $0.47 for the three months ended July 31, 2011 to $0.32 per Share for the three months ended July 31, 2012 primarily due to a decrease in the annual nominal interest rate paid by the Depository. Cash dividends per Share increased from $1.06 for the nine months ended July 31, 2011 to $1.31 per Share for the nine months ended July 31, 2012 primarily due to an increase in the annual nominal interest rate paid by the Depository.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to the Swedish Krona/USD exchange rate and the nominal annual interest rate paid by the Depository on Swedish Kronor held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 4. Controls and Procedures.

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the

Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of July 31, 2012. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) During the quarter ended July 31, 2012, 1 Basket (50,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) was redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
05/01/2012 – 05/31/2012	50,000	$138.32
06/01/2012 – 06/30/2012	—	$—
07/01/2012 – 07/31/2012	—	$—

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

CURRENCYSHARES®
SWEDISH KRONA TRUST

By	Guggenheim Specialized Products, LLC
Sponsor of the CurrencyShares®
Swedish Krona Trust

Date: September 10, 2012	By:	/S/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)