Form 10-K
period 2012-10-31
CURRENCYSHARES SWEDISH KRONA TRUST
filed 2013-01-14
CIK 1353616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of 500,000 shares of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on April 30, 2012 as reported by NYSE Arca on that date: $73,945,000.

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

The Sponsor

The Sponsor of the Trust generally oversees the performance of the Trustee and the Trust's principal service providers, but does not exercise day-to-day oversight over the Trustee or the Trust's service providers. The Sponsor is Guggenheim Specialized Products, LLC, a Delaware limited liability company. The Sponsor changed its name from Rydex Specialized Products LLC as of March 30, 2012.

The Trust’s only ordinary recurring expense is the Sponsor’s fee. The Sponsor is responsible for payment of the following administrative and marketing expenses of the Trust: the Trustee’s monthly fee, typical maintenance and transaction fees of the Depository, NYSE listing fees, NYSE Arca listing fees, printing and mailing costs, audit fees and expenses, up to $100,000 per year in legal fees and expenses, and applicable license fees. The Sponsor also paid the costs of the Trust’s organization, including the applicable SEC registration fees. The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Swedish Kronor in the Trust (including all unpaid interest but excluding unpaid fees, each as accrued through the immediately preceding day). The Sponsor was paid $295,723 for the fiscal year ended October 31, 2012.

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

The Shares are designed to reflect the price of the Swedish Krona, plus accumulated interest, less the Trust’s expenses. Several factors may affect the price of the Swedish Krona, including:

•	Sovereign debt levels and trade deficits;

•	Domestic and foreign inflation rates and interest rates and investors’ expectations concerning those rates;

•	Currency exchange rates;

•	Investment and trading activities of mutual funds, hedge funds and currency funds; and

•	Global or regional political, economic or financial events and situations.

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

If interest earned by the Trust does not exceed expenses from the Trust to pay expenses, the Trustee will withdraw Swedish Kronor from the Trust to pay these excess expenses which will reduce the amount of Swedish Kronor represented by each Share on an ongoing basis and may result in adverse tax consequences for Shareholders.

Each outstanding Share represents a fractional, undivided interest in the Swedish Kronor held by the Trust. Historically, the amount of interest earned by the Trust has not exceeded the Trust’s expenses; accordingly, the Trustee has been required to withdraw Swedish Kronor from the Trust to pay these excess expenses. As long as the amount of interest earned does not exceed expenses, the amount of Swedish Kronor represented by each Share will gradually decline. This is true even if additional Shares are issued in exchange for additional deposits of Swedish Kronor into the Trust, as the amount of Swedish Kronor required to create Shares will proportionately reflect the amount of Swedish Kronor represented by the Shares outstanding at the time of creation. As long as the Trust’s expenses are greater than the amount of interest earned, the Shares will only maintain their original price if the price of Swedish Krona increases. There is no guarantee that interest earned by the Trust in the future will exceed the Trust’s expenses.

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

The Depository is not a trustee for the Trust or the Shareholders. As stated above, the Depository is not obligated to maximize the interest rate paid to the Trust. In addition, the Depository has no duty to continue to act as the depository of the Trust. The Depository can terminate its role as depository for any reason whatsoever upon 90 days’ notice to the Trust. If directed by the Sponsor, the Trustee must terminate the Depository. Such a termination might result, for example, if the Sponsor determines that the interest rate paid by the Depository is inadequate. In the event that the Depository were to resign or be removed, the Trust will be terminated.

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

None.

Item 4. (Removed and Reserved)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Following are the high and low sale prices of the Shares as reported by the NYSE Arca were as follows for each of the quarters during the fiscal years ended October 31, 2012 and October 31, 2011:

Fiscal Year Ended October 31, 2012:	High	Low
Quarter Ended
January 31, 2012	$152.47	$142.07
April 30, 2012	$151.87	$145.08
July 31, 2012	$147.33	$136.66
October 31, 2012	$152.98	$146.18

Fiscal Year Ended October 31, 2011:	High	Low
Quarter Ended
January 31, 2011	$154.90	$141.90
April 30, 2011	$168.44	$153.15
July 31, 2011	$165.37	$150.85
October 31, 2011	$158.35	$143.90

The number of record holders of Shares of the registrant as of November 30, 2012 was approximately 69.

The Trust did not redeem Baskets from Authorized Participants in the fourth quarter of the fiscal year covered by this report.

The Trust’s cash dividends per Share declared during the two fiscal years ended October 31 are as follows:

Fiscal Year Ended October 31, 2012		Fiscal Year Ended October 31, 2011
November 1, 2011	$0.18878	November 1, 2010	$0.03595
December 1, 2011	$0.17214	December 1, 2010	$0.05355
January 2, 2012	$0.17732	January 3, 2011	$0.07429
February 1, 2012	$0.15895	February 1, 2011	$0.09220
March 1, 2012	$0.13291	March 1, 2011	$0.11268
April 2, 2012	$0.11722	April 1, 2011	$0.15682
May 1, 2012	$0.11141	May 2, 2011	$0.14993
June 1, 2012	$0.10368	June 1, 2011	$0.17542
July 2, 2012	$0.10626	July 1, 2011	$0.16428
August 1, 2012	$0.11283	August 1, 2011	$0.19102
September 4, 2012	$0.11457	September 1, 2011	$0.19364
October 1, 2012	$0.08485	October 3, 2011	$0.17545

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

Item 6. Selected Financial Data

Following are financial highlights for the fiscal years ended October 31, 2012, October 31, 2011, October 31, 2010, October 31, 2009 and October 31, 2008.

	Fiscal Year ended October 31, 2012	Fiscal Year Ended October 31, 2011	Fiscal Year Ended October 31, 2010	Fiscal Year Ended October 31, 2009	Fiscal Year Ended October 31, 2008
Income
Interest income	$1,052,856	$1,609,735	$48,271	$244,205	$2,437,500

Total Income	1,052,856	1,609,735	48,271	244,205	2,437,500

Expenses
Sponsor’s fee	(295,723)	(398,745)	(163,175)	(142,358)	(251,340)

Total Expenses	(295,723)	(398,745)	(163,175)	(142,358)	(251,340)

Net Income/(Loss)	$757,133	$1,210,990	$(114,904)	$101,847	$2,186,160

Other Comprehensive Income/(Loss):

Currency translation adjustment	5,166	23,878	174	(5,682)	(74,207)

Total Comprehensive Income/(Loss)	$762,299	$1,234,868	$(114,730)	$96,165	$2,111,953

Basic and Diluted Earnings per Share	$1.51	$1.86	$(0.39)	$0.37	$5.54
Weighted-average Shares Outstanding	502,186	649,726	295,068	278,630	394,536

Cash Dividends per Share	$1.63	$1.73	$—	$1.12	$5.28

As of October 31, 2012, total assets were $67,529,520, and for the fiscal year ended October 31, 2012, net cash flows were $(24,824,165).

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

Neither Guggenheim Specialized Products, LLC d/b/a Guggenheim Investments (the “Sponsor”) nor any other person assumes responsibility for the accuracy or completeness of forward-looking statements contained in this report. The forward-looking statements are made as of the date of this report, and will not be revised or updated to reflect actual results or changes in the Sponsor’s expectations or predictions.

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account which is expected to earn interest and a secondary deposit account which does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of October 31, 2012 was an annual nominal rate of 0.96%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

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

FXS Distribution History

Date	Value	NAV	Yield	Annualized Yield
10/1/2012	$0.08485	$151.83	0.06%	0.68%
9/4/2012	$0.11457	$150.38	0.08%	0.90%
8/1/2012	$0.11283	$146.66	0.08%	0.94%

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

Results of Operations

As of October 31, 2010, the number of Swedish Kronor owned by the Trust was 397,971,473, resulting in a redeemable capital value of $59,371,419. During the year ended October 31, 2011, an additional 800,000 shares were created in exchange for 795,942,946 Swedish Kronor and 600,000 shares were redeemed in exchange for 596,957,210 Swedish Kronor. As of October 31, 2011, the number of Swedish Kronor owned by the Trust was 596,957,209, resulting in a redeemable capital share value of $92,435,034. During the year ended October 31, 2012, no additional shares were created and 150,000 shares were redeemed in exchange for 149,239,302 Swedish Kronor. As of October 31, 2012, the number of Swedish Kronor owned by the Trust was 447,717,907, resulting in a redeemable capital share value of $67,506,654.

A decrease in the Trust’s redeemable capital share value from $92,435,034 at October 31, 2011 to $67,506,654 at October 31, 2012, was primarily the result of a decrease in the number of shares outstanding from 600,000 at October 31, 2011 to 450,000 at October 31, 2012, and a decrease in the Closing Spot Rate from 0.15465 at October 31, 2011 to 0.15071 at October 31, 2012. The increase in the Trust’s redeemable capital share value from $59,371,419 at October 31, 2010 to $92,435,034 at October 31, 2011, was primarily the result of an increase in the number of shares outstanding from 400,000 at October 31, 2010 to 600,000 at October 31, 2011 coupled with an increase in the Closing Spot Rate from 0.14915 at October 31, 2010 to 0.15465 at October 31, 2011.

Interest income decreased from $1,609,735 for the year ended October 31, 2011 to $1,052,856 for the year ended October 31, 2012 attributable primarily to a decrease in the weighted-average Swedish Kronor in the Trust and a reduction in the annual nominal interest rate paid by the Depository, as set forth in the chart above. Interest income increased from $48,271 for the year ended October 31, 2010 to $1,609,735 for the year ended October 31, 2011, attributable primarily to an increase in the annual nominal interest rate paid by the Depository as set forth in the chart above coupled with an increase in the weighted-average Swedish Kronor in the Trust.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Swedish Kronor in the Trust. Due primarily to a decrease in the weighted-average Swedish Kronor in the Trust, the Sponsor’s fee decreased from $398,745 for the year ended October 31, 2011 to $295,723 for the year ended October 31, 2012. The only expense of the Trust during the year ended October 31, 2012 was the Sponsor’s fee. Due primarily to an increase in the weighted-average Swedish Kronor in the Trust, the Sponsor’s fee increased from $163,175 for the year ended October 31, 2010 to $398,745 for the year ended October 31, 2011. The only expense of the Trust during the year ended October 31, 2011 was the Sponsor’s fee.

The Trust’s net income for the year ended October 31, 2012 was $757,133 due to interest income of $1,052,856 exceeding the Sponsor’s fee of $295,723. The Trust’s net income for the year ended October 31, 2011 was $1,210,990, due to interest income of $1,609,735 exceeding the Sponsor’s fee of $398,745. The Trust’s net loss for the year ended October 31, 2010 was $114,904 as a result of the Sponsor’s fee of $163,175 exceeding interest income of $48,271.

Cash dividends per Share decreased from $1.73 for the year ended October 31, 2011 to $1.63 per Share for the year ended October 31, 2012. The decrease in cash dividends per Share was primarily the result of a reduction in the annual nominal interest rate paid by the Depository. Cash dividends per Share increased from $0.00 for the year ended October 31, 2010 to $1.73 per Share for the year ended October 31, 2011, primarily due to an increase in the annual nominal interest rate paid by the Depository.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 31, 2012. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this annual report.

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

The chief executive officer and chief financial officer of the Sponsor have assessed the effectiveness of the Trust’s internal control over financial reporting as of October 31, 2012. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operation effectiveness of its internal controls over financial reporting. Based on their assessment and those criteria, the chief executive officer and chief financial officer of the Sponsor believe that the Trust maintained effective internal control over financial reporting as of October 31, 2012.

Effectiveness of the Trust’s internal control over financial reporting as of October 31, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

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

Nikolaos Bonos, 49, has been the Chief Executive Officer of the Sponsor since May 2009. Mr. Bonos has been a Manager of the Sponsor since September 2005. Prior to his appointment as Chief Executive Officer, Mr. Bonos served as the Chief Financial Officer of the Sponsor beginning in September 2005. Mr. Bonos has served as Executive Officer of Rydex Fund Services LLC, an affiliate of the Sponsor, from January 2009 to the present and as Senior Vice President of Rydex Fund Services LLC, from December 2003 to August 2006 and Vice President of Accounting of Rydex Fund Services LLC, from 2001 to December 2003. Mr. Bonos holds a Bachelor of Science in Business Administration with a major in Finance from Suffolk University.

Joseph Arruda, 46, has been the Chief Financial Officer of the Sponsor since May 2009. Mr. Arruda has been a Manager of the Sponsor since July 2009. Prior to his appointment as Chief Financial Officer, Mr. Arruda served as Vice President, Fund Accounting, and Administration, of the Sponsor beginning in 2003. From 1997 to 2003, Mr. Arruda served as Vice President, Fund Accounting at State Street Corporation. He holds a Bachelor of Science with a Finance and Accounting concentration from Bridgewater State College.

Michael Byrum, 42, has served as a Manager of the Sponsor since September 2005. Since August 2006, he has served as the Chief Investment Officer, of Rydex Advisors II, LLC (RAII), and Rydex Advisors, LLC (RA), affiliates of the Sponsor, and each of which were merged into Security Investors, LLC, also an affiliate of the Sponsor, as of January 3, 2011. Mr. Byrum served as the Executive Vice President of RAII from December 2002 to May 2004, and as President of RA from May 2004 until January 2011. He has served as Senior Vice President of Security Investors, LLC, since December 1, 2010. Mr. Byrum is a Chartered Financial Analyst and has a Bachelor of Science in Business Administration with a major in Finance from Miami University of Ohio.

Item 11. Executive Compensation

Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Not applicable.

Item 14. Principal Accountant Fees and Services

The following fees were paid by the Sponsor and were for services performed by Ernst & Young LLP for the fiscal years ended October 31, 2012 and October 31, 2011:

	2012	2011
Audit Fees	$23,867	$28,000
Audit-related fees	2,000	0
Tax fees	0	0
All other Fees	0	0

	$25,867	$28,000

PART IV

Item 15. Exhibits And Financial Statement Schedules

Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed as a part of this report. Schedules have been omitted since they are either not required, not applicable or the information has otherwise been included.

Exhibits

Exhibit No.	Description

3.1	Certificate of Formation of Guggenheim Specialized Products, LLC dated September 14, 2005, incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1/A (File number 333-132366) filed by the Trust on June 9, 2006.

3.2	Amendment to Certificate of Formation of Guggenheim Specialized Products, LLC dated March 27, 2012.

3.3	Limited Liability Company Agreement of Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1/A (File number 333-132366) filed by the Trust on June 9, 2006.

4.1	Depositary Trust Agreement dated as of June 8, 2006 among Guggenheim Specialized Products, LLC, The Bank of New York, all registered owners and beneficial owners of Swedish Krona Shares issued thereunder and all depositors, incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.2	Amendment to Depositary Trust Agreement dated as of November 13, 2008 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on September 9, 2010.

4.3	Participant Agreement dated as of March 25, 2010 among Knight Clearing Services, LLC, The Bank of New York, and Guggenheim Specialized Products, LLC (together with Schedule pursuant to Instruction 2 to Item 601 of Regulation S-K), incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on June 11, 2012.

4.4	Amendment to Participant Agreements dated as of December 9, 2010 between The Bank of New York Mellon, the trusts set forth on Schedule A thereto and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 4.4 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.5	Amendment to Participant Agreements dated as of January 15, 2011 between The Bank of New York, the trusts set forth on Schedule A thereto and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 4.5 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.6	Amendment to Participant Agreements dated as of January 15, 2011 among The Bank of New York Mellon, the trusts set forth on Schedule A thereto and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 4.5 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

10.1	Deposit Account Agreement dated as of June 8, 2006 between The Bank of New York Mellon and the London Branch of JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

10.2	Amendment to Deposit Account Agreement dated as of November 13, 2008 between The Bank of New York Mellon and the London Branch of JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Trust on September 9, 2010.

10.3	Sublicense Agreement dated as of June 9, 2006 between PADCO Advisors II, Inc. and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

CurrencyShares® Swedish Krona Trust

Financial Statements as of October 31, 2012

Index

Page

Independent Registered Public Accounting Firm Reports	F-2

Statements of Financial Condition at October 31, 2012 and October 31, 2011	F-4

Statements of Income and Comprehensive Income for the year ended October 31, 2012, the year ended October 31, 2011 and the year ended October 31, 2010	F-5

Statements of Changes in Shareholders’ Equity for the year ended October 31, 2012, the year ended October 31, 2011, and the year ended October 31, 2010	F-6

Statements of Cash Flows for the year ended October 31, 2012, the year ended October 31, 2011 and the year ended October 31, 2010	F-7

Notes to the Financial Statements	F-8

Report of Independent Registered Public Accounting Firm

To the Shareholders of CurrencyShares® Swedish Krona Trust:

We have audited the accompanying statements of financial condition of CurrencyShares® Swedish Krona Trust (the “Trust”) as of October 31, 2012 and 2011, and the related statements of income and comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended October 31, 2012. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CurrencyShares® Swedish Krona Trust at October 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CurrencyShares® Swedish Krona Trust's internal control over financial reporting as of October 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated January 14, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, VA

January 14, 2013

Report of Independent Registered Public Accounting Firm

To the Shareholders of CurrencyShares® Swedish Krona Trust:

We have audited CurrencyShares® Swedish Krona Trust’s (the “Trust”) internal control over financial reporting as of October 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Trust’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting appearing under Item 9A. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

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

In our opinion, CurrencyShares® Swedish Krona Trust maintained, in all material respects, effective internal control over financial reporting as of October 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of financial condition as of October 31, 2012 and 2011, and the related statements of income and comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended October 31, 2012 of CurrencyShares® Swedish Krona Trust and our report dated January 14, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, VA

January 14, 2013

CurrencyShares® Swedish Krona Trust

Statements of Financial Condition

	October 31, 2012	October 31, 2011
Assets
Current Assets:
Swedish Krona deposits, interest bearing	$67,474,140	$92,321,060
Swedish Krona deposits, non-interest bearing	—	—
Receivable from accrued interest	55,380	174,021

Total Current Assets	$67,529,520	$92,495,081

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Swedish Krona deposits, non-interest bearing, overdrawn	$—	$22,755
Accrued Sponsor’s fee	22,866	37,292

Total Current Liabilities	22,866	60,047

Commitments and Contingent Liabilities (note 9)	—	—

Redeemable Capital Shares, at redemption value, no par value, 7,500,000 authorized – 450,000 and 600,000 issued and outstanding, respectively	67,506,654	92,435,034
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$67,529,520	$92,495,081

See Notes to Financial Statements.

CurrencyShares® Swedish Krona Trust

Statements of Income and Comprehensive Income

	Year ended	Year ended	Year ended
	October 31, 2012	October 31, 2011	October 31, 2010
Income
Interest Income	$1,052,856	$1,609,735	$48,271

Total Income	1,052,856	1,609,735	48,271

Expenses
Sponsor’s fee	(295,723)	(398,745)	$(163,175)

Total Expenses	(295,723)	(398,745)	(163,175)

Net Income/(Loss)	$757,133	$1,210,990	$(114,904)

Other Comprehensive Income:
Currency translation adjustment	5,166	23,878	174

Total Comprehensive Income/(Loss)	$762,299	$1,234,868	$(114,730)

Basic and Diluted Earnings per Share	$1.51	$1.86	$(0.39)
Weighted-average Shares Outstanding	502,186	649,726	295,068

Cash Dividends per Share	$1.63	$1.73	$—

See Notes to Financial Statements.

CurrencyShares® Swedish Krona Trust

Statements of Changes in Shareholders’ Equity

	Year ended	Year ended	Year ended
	October 31, 2012	October 31, 2011	October 31, 2010
Retained Earnings, Beginning of Year	$—	$—	$—
Net Income/(Loss)	757,133	1,210,990	(114,904)
Distributions Paid	(820,297)	(1,118,767)	—
Adjustment of redeemable capital shares to redemption value	63,164	(92,223)	114,904

Retained Earnings, End of Year	$—	$—	$—

Cumulative Translation Adjustment, Beginning of Year	$—	$—	$—
Currency translation adjustment	5,166	23,878	174
Adjustment of redeemable capital shares to redemption value	(5,166)	(23,878)	(174)

Cumulative Translation Adjustment, End of Year	$—	$—	$—

See Notes to Financial Statements.

CurrencyShares® Swedish Krona Trust

Statements of Cash Flows

	Year ended	Year ended	Year ended
	October 31, 2012	October 31, 2011	October 31, 2010
Cash flows from operating activities
Cash received for accrued income	$1,164,835	$1,459,517	$14,931
Cash paid for expenses	(308,761)	(380,126)	(158,589)

Net cash provided by/(used in) operating activities	856,074	1,079,391	(143,658)

Cash flows from financing activities
Cash received to purchase redeemable shares	—	122,518,517	20,617,773
Cash paid to redeem redeemable shares	(21,970,127)	(91,889,058)	(13,772,594)
Cash paid for distributions	(820,297)	(1,118,767)	—

Net cash (used in)/provided by financing activities	(22,790,424)	29,510,692	6,845,179

Adjustment to period cash flows due to currency movement	(2,889,815)	2,351,133	3,107,055

(Decrease)/increase in cash	(24,824,165)	32,941,216	9,808,576
Cash at beginning of Year	92,298,305	59,357,089	49,548,513

Cash at end of Year	$67,474,140	$92,298,305	$59,357,089

Reconciliation of net income/(loss) to net cash provided/(used in) by operating activities

Net Income/(Loss)	$757,133	$1,210,990	$(114,904)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Receivable from accrued interest	(55,380)	(174,021)	(34,497)
Prior period receivable from accrued interest	174,021	34,497	—
Currency translation adjustment	(5,274)	(9,200)	700
Accrued sponsor fee	22,866	37,292	20,167
Prior period accrued sponsor fee	(37,292)	(20,167)	(15,124)

Net cash provided by/(used in) operating activities	$856,074	$1,079,391	$(143,658)

See Notes to Financial Statements.

CurrencyShares® Swedish Krona Trust

Notes to Financial Statements

1. Organization and Description of the Trust

The CurrencyShares® Swedish Krona Trust (the “Trust”) was formed under the laws of the State of New York on June 8, 2006 when Guggenheim Specialized Products, LLC d/b/a “Guggenheim Investments” (the “Sponsor”) deposited 1,000 Swedish Kronor in the Trust’s primary deposit account held by JPMorgan Chase Bank, N.A., London Branch (the “Depository”). The Sponsor is a Delaware limited liability company whose sole member is Security Investors, LLC (also d/b/a “Guggenheim Investments”). The Sponsor is responsible for, among other things, overseeing the performance of The Bank of New York Mellon (the “Trustee”) and the Trust’s principal service providers, including the preparation of financial statements. The Trustee is responsible for the day-to-day administration of the Trust.

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

E. Dividends

To the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend (herein referred to as dividends or distributions), the excess interest earned in Swedish Kronor effective on the first business day of the subsequent month. The Trustee will direct that the excess Swedish Kronor be converted into USD at a prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). An income distribution of $0.07217 per share with an ex-dividend date of November 1, 2012 was paid on November 8, 2012.

3. Swedish Krona Deposits

Swedish Krona principal deposits are held in a Swedish Krona-denominated, interest-bearing demand account. For the year ended October 31, 2012, there were no Swedish Krona principal deposits and there were Swedish Krona principal redemptions of 149,239,302, resulting in an ending Swedish Krona principal balance of 447,717,907. This equates to 67,474,140 USD. For the year ended October 31, 2011, there were Swedish Krona principal deposits of 795,942,946 and Swedish Krona principal redemptions of 596,957,210, resulting in an ending Swedish Krona principal balance of 596,957,209. This equates to 92,321,060 USD. For the year ended October 31, 2010, there were Swedish Krona principal deposits of 149,239,686, Swedish Krona principal redemptions of 99,691,545 and Swedish Krona withdrawals (to pay expenses) of 1,039,854, resulting in an ending Swedish Krona principal balance of 397,971,473. This equates to 59,357,089 USD.

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

Activity in redeemable capital Shares is as follows:

	Year ended		Year ended		Year ended
	October 31, 2012		October 31, 2011		October 31, 2010
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	600,000	$92,435,034	400,000	$59,371,419	350,000	$49,533,389
Shares issued	—	—	800,000	122,518,517	150,000	20,617,773
Shares redeemed	(150,000)	(21,970,127)	(600,000)	(91,889,058)	(100,000)	(13,772,594)
Adjustment to period Shares due to currency movement and other	—	(2,958,253)	—	2,434,156	—	2,992,851

Ending redemption balance	450,000	$67,506,654	600,000	$92,435,034	400,000	$59,371,419

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

5. Selected Quarterly Information (Unaudited)

Fiscal Period Ended October 31, 2012:

	Three months ended October 31, 2012	Three months ended July 31, 2012	Three months ended April 30, 2012	Three months ended January 31, 2012
Income
Interest Income	$189,729	$214,439	$260,717	$387,971

Total Income	189,729	214,439	260,717	387,971

Expenses
Sponsor’s fee	(67,856)	(65,853)	(75,208)	(86,806)

Total Expenses	(67,856)	(65,853)	(75,208)	(86,806)
Net Income	$121,873	$148,586	$185,509	$301,165
Other Comprehensive Income/(Loss):
Currency translation adjustment	21	5,061	(327)	411

Total Comprehensive Income	$121,894	$153,647	$185,182	$301,576

Basic and Diluted Earnings per Share	$0.27	$0.32	$0.36	$0.51
Weighted-average Shares Outstanding	450,000	458,696	512,778	587,500
Cash Dividends per Share	$0.31	$0.32	$0.41	$0.54

Fiscal Period Ended October 31, 2011:

	Three months ended October 31, 2011	Three months ended July 31, 2011	Three months ended April 30, 2011	Three months ended January 31, 2011
Income
Interest Income	$589,353	$563,236	$323,392	$133,754

Total Income	589,353	563,236	323,392	133,754

Expenses
Sponsor’s fee	(126,450)	(130,819)	(86,905)	(54,571)

Total Expenses	(126,450)	(130,819)	(86,905)	(54,571)
Net Income	$462,903	$432,417	$236,487	$79,183
Other Comprehensive Income:
Currency translation adjustment	6,544	1,237	11,728	4,369

Total Comprehensive Income	$469,447	$433,654	$248,215	$83,552

Basic and Diluted Earnings per Share	$0.56	$0.52	$0.40	$0.22
Weighted-average Shares Outstanding	821,196	824,457	584,831	366,304
Cash Dividends per Share	$0.61	$0.47	$0.31	$0.17

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Rockville, State of Maryland, on January 14, 2013.

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

Signature	Capacity	Date

/s/ NIKOLAOS BONOS Nikolaos Bonos	Director and Chief Executive Officer(principal executive officer)	January 14, 2013

/s/ JOSEPH ARRUDA Joseph Arruda	Director and Chief Financial Officer (principal financial officer and principal accounting officer)	January 14, 2013

/s/ MICHAEL BYRUM Michael Byrum	Director	January 14, 2013

*	The registrant is a trust and the persons are signing in their capacities as officers or directors of Guggenheim Specialized Products, LLC, the Sponsor of the registrant.