Form 10-Q
period 2013-01-31
CURRENCYSHARES SWEDISH KRONA TRUST
filed 2013-03-08
CIK 1353616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

or

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

CURRENCYS HARES® SWEDISH KRONA TRUST

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CurrencyShares® Swedish Krona Trust

Statements of Financial Condition

	January 31, 2013 (Unaudited)	October 31, 2012
Assets
Current Assets:
Swedish Krona deposits, interest bearing	$70,361,602	$67,474,140
Swedish Krona deposits, non-interest bearing	—	—
Subscriptions receivable	7,820,083	—
Receivable from accrued interest	43,057	55,380

Total Current Assets	$78,224,742	$67,529,520

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$23,908	$22,866

Total Current Liabilities	23,908	22,866
Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 7,500,000 authorized – 500,000 and 450,000 issued and outstanding, respectively	78,200,834	67,506,654
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$78,224,742	$67,529,520

See Notes to Financial Statements.

CurrencyShares® Swedish Krona Trust

Statements of Comprehensive Income

(Unaudited)

	Three months ended January 31, 2013	Three months ended January 31, 2012
Income
Interest Income	$146,684	$387,971

Total Income	146,684	387,971
Expenses
Sponsor’s fee	(68,420)	(86,806)

Total Expenses	(68,420)	(86,806)
Net Income	$78,264	$301,165

Basic and Diluted Earnings per Share	$0.17	$0.51
Weighted-average Shares Outstanding	451,087	587,500
Cash Dividends per Share	$0.21	$0.54
Other Comprehensive Income:
Currency translation adjustment	2,902	411

Total Comprehensive Income	$81,166	$301,576

See Notes to Financial Statements.

CurrencyShares® Swedish Krona Trust

Statements of Changes in Shareholders’ Equity

	Three months ended January 31, 2013 (Unaudited)	Year ended October 31, 2012
Retained Earnings, Beginning of Period	$—	$—
Net Income	78,264	757,133
Distributions Paid	(92,493)	(820,297)
Adjustment of redeemable capital shares to redemption value	14,229	63,164

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	2,902	5,166
Adjustment of redeemable capital shares to redemption value	(2,902)	(5,166)

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Swedish Krona Trust

Statements of Cash Flows

(Unaudited)

	Three months ended January 31, 2013	Three months ended January 31, 2012
Cash flows from operating activities
Cash received for accrued income	$160,852	$433,448
Cash paid for expenses	(68,359)	(93,766)

Net cash provided by operating activities	92,493	339,682
Cash flows from financing activities
Cash paid to redeem redeemable shares	—	(7,299,488)
Cash paid for distributions	(92,493)	(318,102)

Net cash used in financing activities	(92,493)	(7,617,590)
Adjustment to period cash flows due to currency	2,887,462	(4,663,216)

Increase/(Decrease) in cash	2,887,462	(11,941,124)
Cash at beginning of period	67,474,140	92,298,305

Cash at end of period	$70,361,602	$80,357,181

Reconciliation of net income to net cash provided by operating activities
Net Income	$78,264	$301,165
Adjustments to reconcile net income to net cash provided by operating activities:
Receivable from accrued interest	(43,057)	(119,710)
Prior period receivable from accrued interest	55,380	174,021
Currency translation adjustment	864	(6,944)
Accrued sponsor fee	23,908	28,442
Prior period accrued sponsor fee	(22,866)	(37,292)

Net cash provided by operating activities	$92,493	$339,682

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the Form 10-K as filed on January 14, 2013.

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

The Trustee calculates the Trust’s net asset value (“NAV”) each business day, as described in Note 4. As of November 13, 2008, Swedish Krona deposits (cash) are translated for NAV calculation purposes at the Closing Spot Rate, which is the Swedish Krona/USD exchange rate as determined by The WM Company, at 4:00 PM (London fixing) on each day that NYSE Arca is open for regular trading.

The functional currency of the Trust is the Swedish Krona in accordance with generally accepted accounting standards. For financial statement reporting purposes, the U.S. Dollar is the reporting currency. As a result, the financial records of the Trust are translated from Swedish Kronor to USD. The Closing Spot Rate on the last day of the period is used for translation in the statements of financial condition. The average Closing Spot Rate for the period is used for translation in the statements of comprehensive income and the statements of cash flows. Any currency translation adjustment is included in comprehensive income.

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

To the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend (herein referred to as dividends or distributions), the excess interest earned in Swedish Kronor effective on the first business day of the subsequent month. The Trustee will direct that the excess Swedish Kronor be converted into USD at a prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). An income distribution of $0.04253 per share with an ex-dividend date of February 1, 2013 was paid on February 8, 2013.

3.	Swedish Krona Deposits

Swedish Krona principal deposits are held in a Swedish Krona-denominated, interest-bearing demand account. For the three months ended January 31, 2013, there were Swedish Krona principal deposits of 49,746,434 and there were no Swedish Krona principal redemptions, resulting in an ending Swedish Krona principal balance of 497,464,341. This equates to 78,179,557 USD (which includes USD subscriptions receivable). For the year ended October 31, 2012, there were no Swedish Krona principal deposits and there were Swedish Krona principal redemptions of 149,239,302, resulting in an ending Swedish Krona principal balance of 447,717,907. This equates to 67,474,140 USD.

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

Activity in redeemable capital Shares is as follows:

	Three months ended
	January 31, 2013		Year ended
	(Unaudited)		October 31, 2012
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	450,000	$67,506,654	600,000	$92,435,034
Shares issued	50,000	7,540,532	—	—
Shares redeemed	—	—	(150,000)	(21,970,127)
Adjustment to period Shares due to currency movement and other	—	3,153,648	—	(2,958,253)

Ending redemption balance	500,000	$78,200,834	450,000	$67,506,654

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

All of the Trust's Swedish Kronor are held by the Depository. Accordingly, a risk associated with the concentration of the Trust's assets in accounts held by a single financial institution exists and increases the potential for loss by the Trust and the Shareholders in the event that the Depository becomes insolvent.

8.	Commitments and Contingencies

Under the Trust’s organizational documents, the Sponsor is indemnified against any liability or expense it incurs without negligence, bad faith or willful misconduct on its part. The Trust’s maximum exposure under this arrangement is unknown, as this would involve future claims that may be made against the Trust that have not yet occurred.

9.	Adoption of New Accounting Standard

The Trust adopted “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU No. 2011-05”) in the 2013 first quarter which amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, a statement of comprehensive income or (2) in two separate but consecutive financial statements, an income statement followed by a separate statement of other comprehensive income. ASU No. 2011-05 required retrospective application. The adoption of these updates changed the order in which certain financial information is presented, but did not have any other impact on the financial statements.

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

Definition of Net Asset Value

The Trustee calculates, and the Sponsor publishes, the Trust’s Net Asset Value (“NAV”) each business day. To calculate the NAV, the Trustee adds to the amount of Swedish Kronor in the Trust at the end of the preceding day accrued but unpaid interest, if any, Swedish Kronor receivable under pending purchase orders and the value of other Trust assets, and subtracts the accrued but unpaid Sponsor’s fee, Swedish Kronor payable under pending redemption orders and other Trust expenses and liabilities, if any. Prior to November 13, 2008, the NAV was expressed in U.S. Dollars (“USD”) based on the “Noon Buying Rate,” which is the Swedish Krona/USD exchange rate as determined by the Federal Reserve Bank of New York at 12:00 PM (New York time). As of November 13, 2008, the NAV is expressed in USD based on the Swedish Krona/USD exchange rate as determined by The WM Company, at 4:00 PM (London fixing) (the “Closing Spot Rate”) on each day that NYSE Arca is open for regular trading. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate is used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for the valuation.

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

NAV per Share; Valuation of the Swedish Krona

The following chart illustrates the movement in the price of the Shares based on (1) NAV per Share, (2) the “bid” and “ask” midpoint offered on NYSE Arca and (3) the Noon Buying Rate (prior to November 13, 2008) and the Closing Spot Rate (as of and after November 13, 2008), expressed as a multiple of 1,000 Swedish Kronor:

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that is expected to earn interest and a secondary deposit account which does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of January 31, 2013 was an annual nominal rate of 0.70%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

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

FXS Distribution History

Date	Value	NAV	Yield	Annualized Yield
1/2/2013	$0.06309	$153.00	0.04%	0.49%
12/3/2012	$0.06995	$149.49	0.05%	0.57%
11/1/2012	$0.07217	$150.01	0.05%	0.57%

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

Results of Operations

As of October 31, 2012, the number of Swedish Kronor owned by the Trust was 447,717,907, resulting in a redeemable capital share value of $67,506,654. During the three months ended January 31, 2013, 50,000 Shares were created in exchange for 49,746,434 Swedish Kronor and no Shares were redeemed. As of January 31, 2013, the number of Swedish Kronor owned by the Trust was 497,464,341 resulting in a redeemable capital Share value of $78,200,834.

The increase in the Trust’s redeemable capital Share value from $67,506,654 at October 31, 2012 to $78,200,834 at January 31, 2013, was primarily the result of an increase in the number of Shares outstanding from 450,000 at October 31, 2012 to 500,000 at January 31, 2013 coupled with an increase in the Closing Spot Rate from 0.15071 at October 31, 2012 to 0.15716 at January 31, 2013.

Interest income decreased from $387,971 for the three months ended January 31, 2012 to $146,684 for the three months ended January 31, 2013, attributable primarily to a decrease in the weighted-average Swedish Kronor in the Trust coupled with a decrease in the annual nominal interest rate paid by the Depository, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Swedish Kronor in the Trust. Due primarily to a decrease in the weighted-average Swedish Kronor in the Trust, the Sponsor’s fee decreased from $86,806 for the three months ended January 31, 2012 to $68,420 for the three months ended January 31, 2013. The only expense of the Trust during the three months ended January 31, 2013 was the Sponsor’s fee.

The Trust’s net income for the three months ended January 31, 2013 was $78,264 due to interest income of $146,684 exceeding the Sponsor’s fee of $68,420.

Cash dividends per Share decreased from $0.54 per Share for the three months ended January 31, 2012 to $0.21 per Share for the three months ended January 31, 2013. This decrease in cash dividends per Share was primarily due to a decrease in the annual nominal interest rate paid by the Depository.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to the Swedish Krona/USD exchange rate and the nominal annual interest rate paid by the Depository on Swedish Kronor held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 4. Controls and Procedures.

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of January 31, 2013. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Trust’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 14, 2013.

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

CURRENCYSHARES®
SWEDISH KRONA TRUST
By	Guggenheim Specialized Products, LLC
Sponsor of the CurrencyShares®
Swedish Krona Trust

Date: March 8, 2013	By:	/s/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)