Form 10-Q
period 2013-04-30
CURRENCYSHARES SWEDISH KRONA TRUST
filed 2013-06-07
CIK 1353616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CURRENCYS HARES® SWEDISH KRONA TRUST

INDEX

Caption	Page

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Statements of Financial Condition at April 30, 2013 and October 31, 2012	2

Statements of Comprehensive Income for the three months ended April 30, 2013, the three months ended April 30, 2012, the six months ended April 30, 2013 and the six months ended April 30, 2012	3

Statements of Changes in Shareholders’ Equity for the three months ended April 30, 2013 and the year ended October 31, 2012	4

Statements of Cash Flows for the three months ended April 30, 2013 and the three months ended April 30, 2012	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	14

Item 4. Controls and Procedures	15

Part II OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. Mine Safety Disclosure	15

Item 5. Other Information	15

Item 6. Exhibits	16

SIGNATURES	17

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CurrencyShares® Swedish Krona Trust

Statements of Financial Condition

	April 30, 2013 (Unaudited)	October 31, 2012
Assets
Current Assets:
Swedish Krona deposits, interest bearing	$69,165,384	$67,474,140
Swedish Krona deposits, non-interest bearing	—	—
Receivable from accrued interest	40,829	55,380

Total Current Assets	$69,206,213	$67,529,520

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$22,743	$22,866

Total Current Liabilities	22,743	22,866
Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 7,500,000 authorized – 450,000 issued and outstanding	69,183,470	67,506,654
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$69,206,213	$67,529,520

See Notes to Financial Statements.

CurrencyShares® Swedish Krona Trust

Statements of Comprehensive Income

(Unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	April 30, 2013	April 30, 2012	April 30, 2013	April 30, 2012
Income
Interest Income	$125,440	$260,717	$272,125	$648,687

Total Income	125,440	260,717	272,125	648,687
Expenses
Sponsor’s fee	(70,331)	(75,208)	(138,752)	(162,014)

Total Expenses	(70,331)	(75,208)	(138,752)	(162,014)
Net Income	$55,109	$185,509	$133,373	$486,673

Basic and Diluted Earnings per Share	$0.12	$0.36	$0.29	$0.88
Weighted-average Shares Outstanding	467,416	512,778	459,116	550,549
Cash Dividends per Share	$0.12	$0.41	$0.33	$0.96
Other Comprehensive (Loss)/Income:
Currency translation adjustment	(329)	(327)	2,573	85

Total Comprehensive Income	$54,780	$185,182	$135,946	$486,758

See Notes to Financial Statements.

CurrencyShares® Swedish Krona Trust

Statements of Changes in Shareholders’ Equity

	Six months ended
	April 30, 2013	Year ended
	(Unaudited)	October 31, 2012
Retained Earnings, Beginning of Period	$—	$—
Net Income	133,373	757,133
Distributions Paid	(150,770)	(820,297)
Adjustment of redeemable capital shares to redemption value	17,397	63,164

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	2,573	5,166
Adjustment of redeemable capital shares to redemption value	(2,573)	(5,166)

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Swedish Krona Trust

Statements of Cash Flows

(Unaudited)

	Six months	Six months
	ended	ended
	April 30, 2013	April 30, 2012
Cash flows from operating activities
Cash received for accrued income	$288,168	$736,478
Cash paid for expenses	(139,392)	(173,614)

Net cash provided by operating activities	148,776	562,864
Cash flows from financing activities
Cash received to purchase redeemable shares	7,634,441	—
Cash paid to redeem redeemable shares	(7,632,447)	(14,715,723)
Cash paid for distributions	(150,770)	(530,873)

Net cash used in financing activities	(148,776)	(15,246,596)
Adjustment to period cash flows due to currency movement	1,691,244	(3,624,027)

Increase/(Decrease) in cash	1,691,244	(18,307,759)
Cash at beginning of period	67,474,140	92,298,305

Cash at end of period	$69,165,384	$73,990,546

Reconciliation of net income to net cash provided by operating activities
Net Income	$133,373	$486,673
Adjustments to reconcile net income to net cash provided by operating activities:
Receivable from accrued interest	(40,829)	(79,976)
Prior period receivable from accrued interest	55,380	174,021
Currency translation adjustment	975	(4,832)
Accrued sponsor fee	22,743	24,270
Prior period accrued sponsor fee	(22,866)	(37,292)

Net cash provided by operating activities	$148,776	$562,864

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

E. Dividends

To the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend (herein referred to as dividends or distributions), the excess interest earned in Swedish Kronor effective on the first business day of the subsequent month. The Trustee will direct that the excess Swedish Kronor be converted into USD at a prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). An income distribution of $0.04009 per share with an ex-dividend date of May 1, 2013 was paid on May 8, 2013.

3. Swedish Krona Deposits

Swedish Krona principal deposits are held in a Swedish Krona-denominated, interest-bearing demand account. For the six months ended April 30, 2013, there were Swedish Krona principal deposits of 49,746,434 and there were Swedish Krona principal redemptions of 49,746,434, resulting in an ending Swedish Krona principal balance of 447,717,907. This equates to 69,165,384 USD. For the year ended October 31, 2012, there were no Swedish Krona principal deposits and there were Swedish Krona principal redemptions of 149,239,302, resulting in an ending Swedish Krona principal balance of 447,717,907. This equates to 67,474,140 USD.

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

Activity in redeemable capital Shares is as follows:

	Six months ended April 30, 2013		Year ended
	(Unaudited)		October 31, 2012
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	450,000	$67,506,654	600,000	$92,435,034
Shares issued	50,000	7,634,441	—	—
Shares redeemed	(50,000)	(7,632,447)	(150,000)	(21,970,127)
Adjustment to period Shares due to currency movement and other	—	1,674,822	—	(2,958,253)

Ending redemption balance	450,000	$69,183,470	450,000	$67,506,654

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that is expected to earn interest and a secondary deposit account which does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of April 30, 2013 was an annual nominal rate of 0.71%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

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

FXS Distribution History

Date	Value	NAV	Yield	Annualized Yield
4/1/2013	$0.04140	$153.06	0.03%	0.32%
3/1/2013	$0.03563	$154.40	0.02%	0.30%
2/1/2013	$0.04253	$156.40	0.03%	0.32%

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

Results of Operations

As of October 31, 2012, the number of Swedish Kronor owned by the Trust was 447,717,907, resulting in a redeemable capital share value of $67,506,654. During the six months ended April 30, 2013, 50,000 Shares were created in exchange for 49,746,434 Swedish Kronor and 50,000 Shares were redeemed in exchange for 49,746,434 Swedish Kronor. As of April 30, 2013, the number of Swedish Kronor owned by the Trust was 447,717,907 resulting in a redeemable capital Share value of $69,183,470.

The increase in the Trust’s redeemable capital Share value from $67,506,654 at October 31, 2012 to $69,183,470 at April 30, 2013, was primarily the result of an increase in the Closing Spot Rate from 0.15071 at October 31, 2012 to 0.15448 at April 30, 2013.

Interest income decreased from $260,717 for the three months ended April 30, 2012 to $125,440 for the three months ended April 30, 2013, and decreased from $648,687 for the six months ended April 30, 2012 to $272,125 for the six months ended April 30, 2013, attributable primarily to a decrease in the weighted-average Swedish Kronor in the Trust coupled with a decrease in the annual nominal interest rate paid by the Depository, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Swedish Kronor in the Trust. Due primarily to a decrease in the weighted-average Swedish Kronor in the Trust, the Sponsor’s fee decreased from $75,208 for the three months ended April 30, 2012 to $70,331 for the three months ended April 30, 2013 and decreased from $162,014 for the six months ended April 30, 2012 to $138,752 for the six months ended April 30, 2013. The only expense of the Trust during the three months and six months ended April 30, 2013 was the Sponsor’s fee.

The Trust’s net income for the three months ended April 30, 2013 was $55,109 due to interest income of $125,440 exceeding the Sponsor’s fee of $70,331. The Trust’s net income for the six months ended April 30, 2013 was $133,373 due to interest income of $272,125 exceeding the Sponsor’s fee of $138,752.

Cash dividends per Share decreased from $0.41 for the three months ended April 30, 2012 to $0.12 per Share for the three months ended April 30, 2013, and decreased from $0.96 for the six months ended April 30, 2012 to $0.33 per Share for the six months ended April 30, 2013. This decrease in cash dividends per Share was primarily due to a decrease in the annual nominal interest rate paid by the Depository.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to the Swedish Krona/USD exchange rate and the nominal annual interest rate paid by the Depository on Swedish Kronor held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 4. Controls and Procedures.

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of April 30, 2013. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

(c) During the quarter ended April 30, 2013, 1 Basket (50,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) was redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
02/01/2013 – 02/28/2013	—	$—
03/01/2013 – 03/31/2013	50,000	$154.56
04/01/2013 – 04/30/2013	—	$—

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

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

CURRENCYSHARES®
SWEDISH KRONA TRUST

By	Guggenheim Specialized Products, LLC
Sponsor of the CurrencyShares®
Swedish Krona Trust

Date: June 7, 2013	By:	/s/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)