Form 10-Q
period 2013-07-31
CURRENCYSHARES SWEDISH KRONA TRUST
filed 2013-09-06
CIK 1353616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

or

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

CURRENCYSHARES® SWEDISH KRONA TRUST

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CurrencyShares® Swedish Krona Trust

Statements of Financial Condition

	July 31, 2013
	(Unaudited)	October 31, 2012
Assets
Current Assets:
Swedish Krona deposits, interest bearing	$68,501,340	$67,474,140
Swedish Krona deposits, non-interest bearing	—	—
Receivable from accrued interest	39,638	55,380

Total Current Assets	$68,540,978	$67,529,520

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Redemptions payable	$7,613,078	$—
Accrued Sponsor’s fee	23,275	22,866

Total Current Liabilities	7,636,353	22,866
Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 7,500,000 authorized – 400,000 and 450,000 issued and outstanding, respectively	60,904,625	67,506,654
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$68,540,978	$67,529,520

See Notes to Financial Statements.

CurrencyShares® Swedish Krona Trust

Statements of Comprehensive Income

(Unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	July 31, 2013	July 31, 2012	July 31, 2013	July 31, 2012
Income
Interest Income	$120,994	$214,439	$393,119	$863,126

Total Income	120,994	214,439	393,119	863,126
Expenses
Sponsor’s fee	(68,310)	(65,853)	(207,062)	(227,867)

Total Expenses	(68,310)	(65,853)	(207,062)	(227,867)
Net Income	$52,684	$148,586	$186,057	$635,259

Basic and Diluted Earnings per Share	$0.12	$0.32	$0.41	$1.22
Weighted-average Shares Outstanding	448,370	458,696	455,495	519,708
Cash Dividends per Share	$0.12	$0.32	$0.45	$1.31
Other Comprehensive Income:
Currency translation adjustment	590	5,061	3,163	5,146

Total Comprehensive Income	$53,274	$153,647	$189,220	$640,405

See Notes to Financial Statements.

CurrencyShares® Swedish Krona Trust

Statements of Changes in Shareholders’ Equity

	Nine months ended
	July 31, 2013	Year ended
	(Unaudited)	October 31, 2012
Retained Earnings, Beginning of Period	$—	$—
Net Income	186,057	757,133
Distributions Paid	(204,779)	(820,297)
Adjustment of redeemable capital shares to redemption value	18,722	63,164

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	3,163	5,166
Adjustment of redeemable capital shares to redemption value	(3,163)	(5,166)

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Swedish Krona Trust

Statements of Cash Flows

(Unaudited)

	Nine months	Nine months
	ended	ended
	July 31, 2013	July 31, 2012
Cash flows from operating activities
Cash received for accrued income	$409,723	$952,887
Cash paid for expenses	(206,928)	(240,594)

Net cash provided by operating activities	202,795	712,293
Cash flows from financing activities
Cash received to purchase redeemable shares	7,598,651	—
Cash paid to redeem redeemable shares	(7,596,667)	(21,796,962)
Cash paid for distributions	(204,779)	(676,798)

Net cash used in financing activities	(202,795)	(22,473,760)
Adjustment to period cash flows due to currency movement	1,027,200	(4,590,747)

Increase/(Decrease) in cash	1,027,200	(26,352,214)
Cash at beginning of period	67,474,140	92,298,305

Cash at end of period	$68,501,340	$65,946,091

Reconciliation of net income to net cash provided by operating activities
Net Income	$186,057	$635,259
Adjustments to reconcile net income to net cash provided by operating activities:
Receivable from accrued interest	(39,638)	(73,283)
Prior period receivable from accrued interest	55,380	174,021
Currency translation adjustment	587	(8,764)
Accrued sponsor fee	23,275	22,352
Prior period accrued sponsor fee	(22,866)	(37,292)

Net cash provided by operating activities	$202,795	$712,293

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

To the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend (herein referred to as dividends or distributions), the excess interest earned in Swedish Kronor effective on the first business day of the subsequent month. The Trustee will direct that the excess Swedish Kronor be converted into USD at a prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). An income distribution of $0.04009 per share with an ex-dividend date of August 1, 2013 was paid on August 8, 2013.

3. Swedish Krona Deposits

Swedish Krona principal deposits are held in a Swedish Krona-denominated, interest-bearing demand account. For the nine months ended July 31, 2013, there were Swedish Krona principal deposits of 49,746,434 and there were Swedish Krona principal redemptions of 99,492,868, resulting in an ending Swedish Krona principal balance of

397,971,473. This equates to 60,890,080 USD (which includes USD redemptions payable). For the year ended October 31, 2012, there were no Swedish Krona principal deposits and there were Swedish Krona principal redemptions of 149,239,302, resulting in an ending Swedish Krona principal balance of 447,717,907. This equates to 67,474,140 USD.

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

Activity in redeemable capital Shares is as follows:

	Nine months ended
	July 31, 2013		Year ended
	(Unaudited)		October 31, 2012
		U.S. Dollar		U.S. Dollar
	Shares	Amount	Shares	Amount
Opening balance	450,000	$67,506,654	600,000	$92,435,034
Shares issued	50,000	7,598,651	—	—
Shares redeemed	(100,000)	(15,194,748)	(150,000)	(21,970,127)
Adjustment to period Shares due to currency movement and other	—	994,068	—	(2,958,253)

Ending redemption balance	400,000	$60,904,625	450,000	$67,506,654

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that is expected to earn interest and a secondary deposit account which does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of July 31, 2013 was an annual nominal rate of 0.67%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

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

FXS Distribution History

Date	Value	NAV	Yield	Annualized Yield
7/1/2013	$0.03992	$147.45	0.03%	0.33%
6/3/2013	$0.04040	$149.72	0.03%	0.32%
5/1/2013	$0.04009	$153.74	0.03%	0.32%

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

Results of Operations

As of October 31, 2012, the number of Swedish Kronor owned by the Trust was 447,717,907, resulting in a redeemable capital share value of $67,506,654. During the nine months ended July 31, 2013, 50,000 Shares were created in exchange for 49,746,434 Swedish Kronor and 100,000 Shares were redeemed in exchange for 99,492,868 Swedish Kronor. As of July 31, 2013, the number of Swedish Kronor owned by the Trust was 397,971,473 resulting in a redeemable capital Share value of $60,904,625.

The decrease in the Trust’s redeemable capital Share value from $67,506,654 at October 31, 2012 to $60,904,625 at July 31, 2013, was primarily the result of decrease in the number of Shares outstanding from 450,000 at October 31, 2012 to 400,000 at July 31, 2013. This decrease in redeemable capital Shares value was partially offset by an increase the Closing Spot Rate from 0.15071 at October 31, 2012 to 0.15300 at July 31, 2013.

Interest income decreased from $214,439 for the three months ended July 31, 2012 to $120,994 for the three months ended July 31, 2013, and decreased from $863,126 for the nine months ended July 31, 2012 to $393,119 for the nine months ended July 31, 2013, attributable primarily to a decrease in the weighted-average Swedish Kronor in the Trust coupled with a decrease in the annual nominal interest rate paid by the Depository, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Swedish Kronor in the Trust. Due primarily to an increase in the Closing Spot rate as set forth in the previous chart, but partially offset by a decrease in the weighted-average Swedish Kronor in the Trust, the Sponsor’s fee increased from $65,853 for the three months ended July 31, 2012 to $68,310 for the three months ended July 31, 2013. Due primarily to a decrease in the weighted-average Swedish Kronor in the Trust, the Sponsor’s fee decreased from $227,867 for the nine months ended July 31, 2012 to $207,062 for the nine months ended April 30, 2013. The only expense of the Trust during the three and nine months ended April 30, 2013 was the Sponsor’s fee.

The Trust’s net income for the three months ended July 31, 2013 was $52,684 due to interest income of $120,994 exceeding the Sponsor’s fee of $68,310. The Trust’s net income for the nine months ended July 31, 2013 was $186,057 due to interest income of $393,119 exceeding the Sponsor’s fee of $207,062.

Cash dividends per Share decreased from $0.32 for the three months ended July 31, 2012 to $0.12 per Share for the three months ended July31, 2013, and decreased from $1.31 for the nine months ended July 31, 2012 to $0.45 per Share for the nine months ended July 31, 2013. This decrease in cash dividends per Share was primarily due to a decrease in the annual nominal interest rate paid by the Depository.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to the Swedish Krona/USD exchange rate and the nominal annual interest rate paid by the Depository on Swedish Kronor held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 4. Controls and Procedures.

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of July 31, 2013. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

(c) During the quarter ended July 31, 2013, 1 Basket (50,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) was redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
05/01/2013 – 05/231/2013	—	$—
06/01/2013 – 06/30/2013	—	$—
07/01/2013 – 07/31/2013	50,000	$153.65

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

3.1	Certificate of Formation of Guggenheim Specialized Products, LLC dated September 14, 2005, incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1/A (File number 333-132366) filed by the Trust on June 9, 2006.

3.2	Amendment to Certificate of Formation of Guggenheim Specialized Products, LLC dated March 27, 2012, incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed by the Trust on January 14, 2013.

3.3	Limited Liability Company Agreement of Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1/A (File number 333-132366) filed by the Trust on June 9, 2006.

4.1	Depositary Trust Agreement dated as of June 8, 2006 among Guggenheim Specialized Products, LLC, The Bank of New York, all registered owners and beneficial owners of Swedish Krona Shares issued thereunder and all depositors, incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.2	Amendment to Depositary Trust Agreement dated as of November 13, 2008 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on September 9, 2010.

4.3	Participant Agreement dated as of March 25, 2010 among Knight Clearing Services, LLC, The Bank of New York, and Guggenheim Specialized Products, LLC (together with Schedule pursuant to Instruction 2 to Item 601 of Regulation S-K), incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on June 11, 2012.

4.4	Amendment to Participant Agreements dated as of December 9, 2010 between The Bank of New York Mellon, the trusts set forth on Schedule A thereto and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 4.4 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.5	Amendment to Participant Agreements dated as of January 15, 2011 between The Bank of New York, the trusts set forth on Schedule A thereto and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 4.5 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.6	Amendment to Participant Agreements dated as of January 15, 2011 among The Bank of New York Mellon, the trusts set forth on Schedule A thereto and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 4.5 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

10.1	Deposit Account Agreement dated as of June 8, 2006 between The Bank of New York Mellon and the London Branch of JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

10.2	Amendment to Deposit Account Agreement dated as of November 13, 2008 between The Bank of New York Mellon and the London Branch of JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Trust on September 9, 2010.

10.3	Sublicense Agreement dated as of June 9, 2006 between PADCO Advisors II, Inc. and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARES® SWEDISH KRONA TRUST

	By	Guggenheim Specialized Products, LLC
Sponsor of the CurrencyShares®
Swedish Krona Trust

Date: September 6, 2013		By:	/s/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer (principal financial officer)