Form 10-K
period 2013-10-31
CURRENCYSHARES SWEDISH KRONA TRUST
filed 2014-01-14
CIK 1353616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-32908

CurrencyShares® Swedish Krona Trust

Sponsored by Guggenheim Specialized Products, LLC,

d/b/a Guggenheim Investments

(Exact name of registrant as specified in its charter)

New York	No. 56-6666926
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

805 King Farm Boulevard, Suite 600 Rockville, Maryland	20850
(Address of principal executive offices)	(Zip Code)

(301) 296-5100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Swedish Krona Shares	NYSE Arca
(Title of class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of 450,000 shares of the registrant’s common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on April 30, 2013 as reported by NYSE Arca on that date: $69,021,000.

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

The Trust’s only ordinary recurring expense is the Sponsor’s fee. The Sponsor is responsible for payment of the following administrative and marketing expenses of the Trust: the Trustee’s monthly fee, typical maintenance and transaction fees of the Depository, NYSE listing fees, NYSE Arca listing fees, printing and mailing costs, audit fees and expenses, up to $100,000 per year in legal fees and expenses, and applicable license fees. The Sponsor also paid the costs of the Trust’s organization, including the applicable SEC registration fees. The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Swedish Kronor in the Trust (including all unpaid interest but excluding unpaid fees, each as accrued through the immediately preceding day). The Sponsor was paid $268,955 for the fiscal year ended October 31, 2013.

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

Depository and Deposit Accounts

JPMorgan Chase Bank, N.A., London Branch, is the Depository. The Depository maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest (collectively, the “Deposit Accounts”). Interest on the primary deposit account, if any, accrues daily and is paid monthly. If the Sponsor believes that the interest rate paid by the Depository is not competitive, the Sponsor’s recourse is to remove the Depository by terminating the Deposit Account Agreement and closing the Deposit Accounts. The Depository is not paid a fee for its services to the Trust. The Depository may earn a “spread” or “margin” over the rate of interest it pays to the Trust on the Swedish Krona deposit balances.

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

If interest earned by the Trust does not exceed the Trust’s expenses, the Trustee will withdraw Swedish Kronor from the Trust to pay these excess expenses, which will reduce the amount of Swedish Kronor represented by each Share on an ongoing basis and may result in adverse tax consequences for Shareholders.

Each outstanding Share represents a fractional, undivided interest in the Swedish Kronor held by the Trust. Historically, the amount of interest earned by the Trust has not exceeded the Trust’s expenses; accordingly, the Trustee has been required to withdraw Swedish Kronor from the Trust to pay these excess expenses. As long as the amount of interest earned does not exceed expenses, the amount of Swedish Kronor represented by each Share would gradually decline over time. This is true even if additional Shares are issued in exchange for additional deposits of Swedish Kronor into the Trust, as the amount of Swedish Kronor required to create Shares will proportionately reflect the amount of Swedish Kronor represented by the Shares outstanding at the time of creation. As long as the Trust’s expenses are greater than the amount of interest earned, the Shares will only maintain their original price if the price of Swedish Krona increases. There is no guarantee that interest earned by the Trust in the future will exceed the Trust’s expenses.

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

As a member of the European Union, Sweden has the option to adopt the euro as its currency in lieu of the Swedish Krona. If Sweden adopts the euro as its currency by official act, the value of the Swedish Krona could depreciate, depending on, among other things, the relative value of the Swedish Krona and the euro, the conversion ratio of Swedish Kronor per euro and the timing of the adoption of the euro. If the Swedish Krona loses value, the value of the Shares would also depreciate and Shareholders may not be able to sell their Shares. Furthermore, if Sweden adopts the euro as its currency, then the Trust will terminate upon the Council of the European Union adopting an irrevocable conversion rate of Swedish Kronor to euro. If the Trust terminates, it may liquidate at a time disadvantageous to Shareholders, such as when the price of the Swedish Krona has declined below the price prevailing when Shareholders purchased their Shares. If this occurs, Shareholders may lose money on their investment.

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

Item  4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Following are the high and low sale prices of the Shares as reported by the NYSE Arca were as follows for each of the quarters during the fiscal years ended October 31, 2013 and October 31, 2012:

Fiscal Year Ended October 31, 2013:	High	Low
Quarter Ended
January 31, 2013	$156.92	$146.33
April 30, 2013	$158.13	$149.85
July 31, 2013	$154.60	$146.34
October 31, 2013	$157.35	$149.00

Fiscal Year Ended October 31, 2012:	High	Low
Quarter Ended
January 31, 2012	$152.47	$142.07
April 30, 2012	$151.87	$145.08
July 31, 2012	$147.33	$136.66
October 31, 2012	$152.98	$146.18

The number of record holders of Shares of the registrant as of November 30, 2013 was approximately 66.

The Trust did not redeem Baskets from Authorized Participants in the fourth quarter of the fiscal year covered by this report.

The Trust’s cash dividends per Share declared during the two fiscal years ended October 31 are as follows:

Fiscal Year Ended October 31, 2013		Fiscal Year Ended October 31, 2012
November 1, 2012	$0.07217	November 1, 2011	$0.18878
December 3, 2012	$0.06995	December 1, 2011	$0.17214
January 1, 2013	$0.06309	January 2, 2012	$0.17732
February 3, 2013	$0.04253	February 1, 2012	$0.15895
March 3, 2013	$0.03563	March 1, 2012	$0.13291
April 1, 2013	$0.04140	April 2, 2012	$0.11722
May 1, 2013	$0.04009	May 1, 2012	$0.11141
June 2, 2013	$0.04040	June 1, 2012	$0.10368
July 1, 2013	$0.03992	July 2, 2012	$0.10626
August 1, 2013	$0.03641	August 1, 2012	$0.11283
September 3, 2013	$0.03700	September 3, 2012	$0.11457
October 1, 2013	$0.03719	October 1, 2012	$0.08485

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

Item 6. Selected Financial Data

Following are financial highlights for the fiscal years ended October 31, 2013, October 31, 2012, October 31, 2011, October 31, 2010 and October 31, 2009.

	Fiscal Year ended October 31, 2013	Fiscal Year ended October 31, 2012	Fiscal Year Ended October 31, 2011	Fiscal Year Ended October 31, 2010	Fiscal Year Ended October 31, 2009
Income
Interest income	$500,630	$1,052,856	$1,609,735	$48,271	$244,205

Total Income	500,630	1,052,856	1,609,735	48,271	244,205

Expenses
Sponsor’s fee	(268,955)	(295,723)	(398,745)	(163,175)	(142,358)

Total Expenses	(268,955)	(295,723)	(398,745)	(163,175)	(142,358)
Net Income/(Loss)	$231,675	$757,133	$1,210,990	$(114,904)	$101,847

Basic and Diluted Earnings per Share	$0.52	$1.51	$1.86	$(0.39)	$0.37
Weighted-average Shares Outstanding	441,507	502,186	649,726	295,068	278,630

Cash Dividends per Share	$0.56	$1.63	$1.73	$—	$1.12

Other Comprehensive Income/(Loss):

Currency translation adjustment	3,253	5,166	23,878	174	(5,682)

Total Comprehensive Income/(Loss)	$234,928	$762,299	$1,234,868	$(114,730)	$96,165

As of October 31, 2013, total assets were $61,536,920, and for the fiscal year ended October 31, 2013, net cash flows were $(5,973,847).

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

NAV per Share; Valuation of the Swedish Krona

The following chart illustrates the movement in the price of the Shares based on (1) NAV per Share, (2) the “bid” and “ask” midpoint offered on the NYSE Arca and (3) the Noon Buying Rate (prior to November 13, 2008) and the Closing Spot Rate (as of and after November 13, 2008), expressed as a multiple of 1,000 Swedish Kronor:

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of October 31, 2013 was an annual nominal rate of 0.70%. The following chart provides the daily rate paid by the Depository since the Shares began trading on the NYSE Arca:

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

FXS Distribution History

Date	Value	NAV	Yield	Annualized Yield
10/1/2013	$0.03719	$154.94	0.02%	0.29%
9/3/2013	$0.03700	$149.92	0.02%	0.29%
8/1/2013	$0.03641	$152.26	0.02%	0.28%

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

Results of Operations

As of October 31, 2011, the number of Swedish Kronor owned by the Trust was 596,957,209, resulting in a redeemable capital share value of $92,435,034. During the year ended October 31, 2012, no additional shares were created and 150,000 shares were redeemed in exchange for 149,239,302 Swedish Kronor. As of October 31, 2012, the number of Swedish Kronor owned by the Trust was 447,717,907, resulting in a redeemable capital share value of $67,506,654. During the year ended October 31, 2013, an additional 50,000 shares were created in exchange for 49,746,434 Swedish Kronor and 100,000 shares were redeemed in exchange for 99,492,868 Swedish Kronor. As of October 31, 2013, the number of Swedish Kronor owned by the Trust was 397,971,473, resulting in a redeemable capital share value of $61,516,024.

A decrease in the Trust’s redeemable capital share value from $67,506,654 at October 31, 2012 to $61,516,024 at October 31, 2013, was primarily the result of a decrease in the number of shares outstanding from 450,000 at October 31, 2012 to 400,000 at October 31, 2013. The decrease in the Trust’s redeemable capital share value was partially offset by an increase in the Closing Spot Rate from 0.15071 at October 31, 2012 to 0.15453 at October 31, 2013. A decrease in the Trust’s redeemable capital share value from $92,435,034 at October 31, 2011 to $67,506,654 at October 31, 2012, was primarily the result of a decrease in the number of shares outstanding from 600,000 at October 31, 2011 to 450,000 at October 31, 2012, and a decrease in the Closing Spot Rate from 0.15465 at October 31, 2011 to 0.15071 at October 31, 2012.

Interest income decreased from $1,052,856 for the year ended October 31, 2012 to $500,630 for the year ended October 31, 2013 attributable primarily to an decrease in the weighted-average Swedish Kronor in the Trust and a reduction in the annual nominal interest rate paid by the Depository, as set forth in the chart above. Interest income decreased from $1,609,735 for the year ended October 31, 2011 to $1,052,856 for the year ended October 31, 2012 attributable primarily to a decrease in the weighted-average Swedish Kronor in the Trust and a reduction in the annual nominal interest rate paid by the Depository, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Swedish Kronor in the Trust. Due primarily to a decrease in the weighted-average Swedish Kronor in the Trust, the Sponsor’s fee decreased from $295,723 for the year ended October 31, 2012 to $268,955 for the year ended October 31, 2013. The only expense of the Trust during the year ended October 31, 2013 was the Sponsor’s fee. Due primarily to a decrease in the weighted-average Swedish Kronor in the Trust, the Sponsor’s fee decreased from $398,745 for the year ended October 31, 2011 to $295,723 for the year ended October 31, 2012. The only expense of the Trust during the year ended October 31, 2012 was the Sponsor’s fee.

The Trust’s net income for the year ended October 31, 2013 was $231,675, due to interest income of $500,630 exceeding the Sponsor’s fee of $268,955. The Trust’s net income for the year ended October 31, 2012 was $757,133 due to interest income of $1,052,856 exceeding the Sponsor’s fee of $295,723. The Trust’s net income for the year ended October 31, 2011 was $1,210,990, due to interest income of $1,609,735 exceeding the Sponsor’s fee of $398,745.

Cash dividends per Share decreased from $1.63 per Share for the year ended October 31, 2012 to $0.56 per Share for the year ended October 31, 2013. The decrease in cash dividends per Share was primarily the result of a reduction in the annual nominal interest rate paid by the Depository. Cash dividends per Share decreased from $1.73 for the year ended October 31, 2011 to $1.63 per Share for the year ended October 31, 2012. The decrease in cash dividends per Share was primarily the result of a reduction in the annual nominal interest rate paid by the Depository.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 31, 2013. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

The Sponsor’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act. The Trust’s internal control over financial reporting is based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (COSO), and is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Trust’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Trust’s receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

The chief executive officer and chief financial officer of the Sponsor have assessed the effectiveness of the Trust’s internal control over financial reporting as of October 31, 2013. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operation effectiveness of its internal controls over financial reporting. Based on their assessment and those criteria, the chief executive officer and chief financial officer of the Sponsor believe that the Trust maintained effective internal control over financial reporting as of October 31, 2013.

Effectiveness of the Trust’s internal control over financial reporting as of October 31, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

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

Nikolaos Bonos, 50, has been the Chief Executive Officer of the Sponsor since May 2009. Mr. Bonos has been a Manager of the Sponsor since September 2005. Prior to his appointment as Chief Executive Officer, Mr. Bonos served as the Chief Financial Officer of the Sponsor beginning in September 2005. Mr. Bonos has served as Executive Officer of Rydex Fund Services LLC, an affiliate of the Sponsor, from January 2009 to the present and as Senior Vice President of Rydex Fund Services LLC, from December 2003 to August 2006 and Vice President of Accounting of Rydex Fund Services LLC, from 2001 to December 2003. Mr. Bonos holds a Bachelor of Science in Business Administration with a major in Finance from Suffolk University.

Joseph Arruda, 47, has been the Chief Financial Officer of the Sponsor since May 2009. Mr. Arruda has been a Manager of the Sponsor since July 2009. Prior to his appointment as Chief Financial Officer, Mr. Arruda served as Vice President, Fund Accounting, and Administration, of the Sponsor beginning in 2003. From 1997 to 2003, Mr. Arruda served as Vice President, Fund Accounting at State Street Corporation. He holds a Bachelor of Science with a Finance and Accounting concentration from Bridgewater State College.

Michael Byrum, 43, has served as a Manager of the Sponsor since September 2005. Since August 2006, he has served as the Chief Investment Officer, of Rydex Advisors II, LLC (RAII), and Rydex Advisors, LLC (RA), affiliates of the Sponsor, and each of which were merged into Security Investors, LLC, also an affiliate of the Sponsor, as of January 3, 2011. Mr. Byrum served as the Executive Vice President of RAII from December 2002 to May 2004, and as President of RA from May 2004 until January 2011. He has served as Senior Vice President of Security Investors, LLC, since December 1, 2010. Mr. Byrum is a Chartered Financial Analyst and has a Bachelor of Science in Business Administration with a major in Finance from Miami University of Ohio.

Item 11. Executive Compensation

Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Not applicable.

Item 14. Principal Accountant Fees and Services

The following fees were paid by the Sponsor and were for services performed by Ernst & Young LLP for the fiscal years ended October 31, 2013 and October 31, 2012:

	2013	2012
Audit Fees	$23,361	$23,867
Audit-related fees	0	2,000
Tax fees	0	0
All other Fees	0	0

	$23,361	$25,867

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

CurrencyShares® Swedish Krona Trust

Financial Statements as of October 31, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and the Shareholders of CurrencyShares® Swedish Krona Trust:

We have audited the accompanying statements of financial condition of CurrencyShares® Swedish Krona Trust (the “Trust”) as of October 31, 2013 and 2012, and the related statements of comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended October 31, 2013. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CurrencyShares® Swedish Krona Trust at October 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CurrencyShares® Swedish Krona Trust’s internal control over financial reporting as of October 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework), and our report dated January 14, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, VA

January 14, 2014

Report of Independent Registered Public Accounting Firm

To The Board of Directors and the Shareholders of CurrencyShares® Swedish Krona Trust:

We have audited CurrencyShares® Swedish Krona Trust’s (the “Trust”) internal control over financial reporting as of October 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). The Trust’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting appearing under Item 9A Controls and Procedures. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

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

In our opinion, CurrencyShares® Swedish Krona Trust maintained, in all material respects, effective internal control over financial reporting as of October 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of financial condition as of October 31, 2013 and 2012, and the related statements of income and comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended October 31, 2013 of CurrencyShares® Swedish Krona Trust and our report dated January 14, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, VA

January 14, 2014

CurrencyShares® Swedish Krona Trust

Statements of Financial Condition

	October 31, 2013	October 31, 2012
Assets
Current Assets:
Swedish Krona deposits, interest bearing	$61,500,293	$67,474,140
Swedish Krona deposits, non-interest bearing	—	—
Receivable from accrued interest	36,627	55,380

Total Current Assets	$61,536,920	$67,529,520

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$20,896	$22,866

Total Current Liabilities	20,896	22,866

Commitments and Contingent Liabilities (note 9)	—	—

Redeemable Capital Shares, at redemption value, no par value, 7,500,000 authorized – 400,000 and 450,000 issued and outstanding, respectively	61,516,024	67,506,654
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$61,536,920	$67,529,520

See Notes to Financial Statements.

CurrencyShares® Swedish Krona Trust

Statements of Comprehensive Income

	Year ended October 31, 2013	Year ended October 31, 2012	Year ended October 31, 2011
Income
Interest Income	$500,630	$1,052,856	$1,609,735

Total Income	500,630	1,052,856	1,609,735

Expenses
Sponsor’s fee	(268,955)	(295,723)	(398,745)

Total Expenses	(268,955)	(295,723)	(398,745)

Net Income	$231,675	$757,133	$1,210,990

Basic and Diluted Earnings per Share	$0.52	$1.51	$1.86
Weighted-average Shares Outstanding	441,507	502,186	649,726
Cash Dividends per Share	$0.56	$1.63	$1.73

Other Comprehensive Income:
Currency translation adjustment	3,253	5,166	23,878

Total Comprehensive Income	$234,928	$762,299	$1,234,868

See Notes to Financial Statements.

CurrencyShares® Swedish Krona Trust

Statements of Changes in Shareholders’ Equity

	Year ended October 31, 2013	Year ended October 31, 2012	Year ended October 31, 2011
Retained Earnings, Beginning of Year	$—	$—	$—
Net Income	231,675	757,133	1,210,990
Distributions Paid	(249,541)	(820,297)	(1,118,767)
Adjustment of redeemable capital shares to redemption value	17,866	63,164	(92,223)

Retained Earnings, End of Year	$—	$—	$—

Cumulative Translation Adjustment, Beginning of Year	$—	$—	$—
Currency translation adjustment	3,253	5,166	23,878
Adjustment of redeemable capital shares to redemption value	(3,253)	(5,166)	(23,878)

Cumulative Translation Adjustment, End of Year	$—	$—	$—

See Notes to Financial Statements.

CurrencyShares® Swedish Krona Trust

Statements of Cash Flows

	Year ended October 31, 2013	Year ended October 31, 2012	Year ended October 31, 2011
Cash flows from operating activities
Cash received for accrued income	$520,839	$1,164,835	$1,459,517
Cash paid for expenses	(271,468)	(308,761)	(380,126)

Net cash provided by operating activities	249,371	856,074	1,079,391

Cash flows from financing activities
Cash received to purchase redeemable shares	7,617,728	—	122,518,517
Cash paid to redeem redeemable shares	(15,232,896)	(21,970,127)	(91,889,058)
Cash paid for distributions	(249,541)	(820,297)	(1,118,767)

Net cash (used in)/provided by financing activities	(7,864,709)	(22,790,424)	29,510,692

Adjustment to period cash flows due to currency movement	1,641,491	(2,889,815)	2,351,133

(Decrease)/Increase in cash	(5,973,847)	(24,824,165)	32,941,216
Cash at beginning of year	67,474,140	92,298,305	59,357,089

Cash at end of year	$61,500,293	$67,474,140	$92,298,305

Reconciliation of net income to net cash provided by operating activities

Net Income	$231,675	$757,133	$1,210,990
Adjustments to reconcile net income to net cash provided by operating activities:
Receivable from accrued interest	(36,627)	(55,380)	(174,021)
Prior period receivable from accrued interest	55,380	174,021	34,497
Currency translation adjustment	913	(5,274)	(9,200)
Accrued sponsor fee	20,896	22,866	37,292
Prior period accrued sponsor fee	(22,866)	(37,292)	(20,167)

Net cash provided by operating activities	$249,371	$856,074	$1,079,391

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

To the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend (herein referred to as dividends or distributions), the excess interest earned in Swedish Kronor effective on the first business day of the subsequent month. The Trustee will direct that the excess Swedish Kronor be converted into USD at a prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). An income distribution of $0.03920 per share with an ex-dividend date of November 1, 2013 was paid on November 8, 2013.

3.	Swedish Krona Deposits

Swedish Krona principal deposits are held in a Swedish Krona-denominated, interest-bearing demand account. For the year ended October 31, 2013, there were Swedish Krona principal deposits of 49,746,434 and there were Swedish Krona principal redemptions of 99,492,868, resulting in an ending Swedish Krona principal balance of 397,971,473. This equates to 61,500,293 USD. For the year ended October 31, 2012, there were no Swedish Krona principal deposits and there were Swedish Krona principal redemptions of 149,239,302, resulting in an ending Swedish Krona principal balance of 447,717,907. This equates to 67,474,140 USD. For the year ended October 31, 2011, there were Swedish Krona principal deposits of 795,942,946 and Swedish Krona principal redemptions of 596,957,210, resulting in an ending Swedish Krona principal balance of 596,957,209. This equates to 92,321,060 USD.

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

Activity in redeemable capital Shares is as follows:

	Year ended October 31, 2013		Year ended October 31, 2012		Year ended October 31, 2011
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	450,000	$67,506,654	600,000	$92,435,034	400,000	$59,371,419
Shares issued	50,000	7,617,728	—	—	800,000	122,518,517
Shares redeemed	(100,000)	(15,232,896)	(150,000)	(21,970,127)	(600,000)	(91,889,058)
Adjustment to period Shares due to currency movement and other	—	1,624,538	—	(2,958,253)	—	2,434,156

Ending redemption balance	400,000	$61,516,024	450,000	$67,506,654	600,000	$92,435,034

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

5.	Selected Quarterly Information (Unaudited)

Fiscal Period Ended October 31, 2013:

	Three months ended October 31, 2013	Three months ended July 31, 2013	Three months ended April 30, 2013	Three months ended January 31, 2013
Income
Interest Income	$107,512	$120,994	$125,440	$146,684

Total Income	107,512	120,994	125,440	146,684

Expenses
Sponsor’s fee	(61,894)	(68,310)	(70,331)	(68,420)

Total Expenses	(61,894)	(68,310)	(70,331)	(68,420)
Net Income	$45,618	$52,684	$55,109	$78,264

Basic and Diluted Earnings per Share	$0.11	$0.12	$0.12	$0.17
Weighted-average Shares Outstanding	400,000	448,370	467,416	451,087
Cash Dividends per Share	$0.11	$0.12	$0.12	$0.21

Other Comprehensive Income/(Loss):
Currency translation adjustment	90	590	(329)	2,902

Total Comprehensive Income	$45,708	$53,274	$54,780	$81,166

Fiscal Period Ended October 31, 2012:

	Three months ended October 31, 2012	Three months ended July 31, 2012	Three months ended April 30, 2012	Three months ended January 31, 2012
Income
Interest Income	$189,729	$214,439	$260,717	$387,971

Total Income	189,729	214,439	260,717	387,971

Expenses
Sponsor’s fee	(67,856)	(65,853)	(75,208)	(86,806)

Total Expenses	(67,856)	(65,853)	(75,208)	(86,806)
Net Income	$121,873	$148,586	$185,509	$301,165

Basic and Diluted Earnings per Share	$0.27	$0.32	$0.36	$0.51
Weighted-average Shares Outstanding	450,000	458,696	512,778	587,500
Cash Dividends per Share	$0.31	$0.32	$0.41	$0.54

Other Comprehensive Income/(Loss):
Currency translation adjustment	21	5,061	(327)	411

Total Comprehensive Income	$121,894	$153,647	$185,182	$301,576

6.	Sponsor’s Fee

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

10.	Adoption of New Accounting Standard

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Rockville, State of Maryland, on January 14, 2014.

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

Signature	Capacity	Date

/S/ NIKOLAOS BONOS	Director and Chief Executive Officer
Nikolaos Bonos	(principal executive officer)	January 14, 2014

/S/ JOSEPH ARRUDA	Director and Chief Financial Officer
Joseph Arruda	(principal financial officer and principal accounting officer)	January 14, 2014

/S/ MICHAEL BYRUM	Director
Michael Byrum		January 14, 2014

*	The registrant is a trust and the persons are signing in their capacities as officers or directors of Guggenheim Specialized Products, LLC, the Sponsor of the registrant.