Form 10-Q
period 2014-04-30
CURRENCYSHARES SWEDISH KRONA TRUST
filed 2014-06-09
CIK 1353616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CURRENCYSHARES® SWEDISH KRONA TRUST

INDEX

Caption	Page

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Statements of Financial Condition at April 30, 2014 and October 31, 2013	2

Statements of Comprehensive Income for the three months ended April 30, 2014, the three months ended April 30, 2013, the six months ended April 30, 2014 and the six months ended April 30, 2013	3

Statements of Changes in Shareholders’ Equity for the six months ended April 30, 2014 and the year ended October 31, 2013	4

Statements of Cash Flows for the six months ended April 30, 2014 and the six months ended April 30, 2013	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	14

Item 4. Controls and Procedures	15

Part II OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. Mine Safety Disclosures	15

Item 5. Other Information	15

Item 6. Exhibits	16

SIGNATURES	17

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CurrencyShares® Swedish Krona Trust

Statements of Financial Condition

	April 30, 2014 (Unaudited)	October 31, 2013
Assets
Current Assets:
Swedish Krona deposits, interest bearing	$45,800,704	$61,500,293
Swedish Krona deposits, non-interest bearing	—	—
Receivable from accrued interest	16,409	36,627

Total Current Assets	$45,817,113	$61,536,920

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Swedish Krona deposits, non-interest bearing, overdrawn	$5	$—
Accrued Sponsor’s fee	15,644	20,896

Total Current Liabilities	15,649	20,896
Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 7,500,000 authorized – 300,000 and 400,000 issued and outstanding, respectively	45,801,464	61,516,024
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$45,817,113	$61,536,920

See Notes to Financial Statements.

CurrencyShares® Swedish Krona Trust

Statements of Comprehensive Income

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	April 30, 2014	April 30, 2013	April 30, 2014	April 30, 2013
Income
Interest Income	$55,226	$125,440	$139,417	$272,125

Total Income	55,226	125,440	139,417	272,125
Expenses
Sponsor’s fee	(50,422)	(70,331)	(108,068)	(138,752)

Total Expenses	(50,422)	(70,331)	(108,068)	(138,752)
Net Income	$4,804	$55,109	$31,349	$133,373

Basic and Diluted Earnings per Share	$0.01	$0.12	$0.09	$0.29
Weighted-average Shares Outstanding	334,270	467,416	353,867	459,116
Cash Dividends per Share	$0.02	$0.12	$0.13	$0.33

Other Comprehensive (Loss)/Income:
Currency translation adjustment	(22)	(329)	(65)	2,573

Total Comprehensive Income	$4,782	$54,780	$31,284	$135,946

See Notes to Financial Statements.

CurrencyShares® Swedish Krona Trust

Statements of Changes in Shareholders’ Equity

	Six months ended April 30, 2014 (Unaudited)	Year ended October 31, 2013
Retained Earnings, Beginning of Period	$—	$—
Net Income	31,349	231,675
Distributions Paid	(45,342)	(249,541)
Adjustment of redeemable capital shares to redemption value	13,993	17,866

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(65)	3,253
Adjustment of redeemable capital shares to redemption value	65	(3,253)

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Swedish Krona Trust

Statements of Cash Flows

(Unaudited)

	Six months ended April 30, 2014	Six months ended April 30, 2013
Cash flows from operating activities
Cash received for accrued income	$159,491	$288,168
Cash paid for expenses	(113,198)	(139,392)

Net cash provided by operating activities	46,293	148,776
Cash flows from financing activities
Cash received to purchase redeemable shares	—	7,634,441
Cash paid to redeem redeemable shares	(15,279,581)	(7,632,447)
Cash paid for distributions	(45,342)	(150,770)

Net cash used in financing activities	(15,324,923)	(148,776)
Adjustment to period cash flows due to currency movement	(420,964)	1,691,244

(Decrease)/Increase in cash	(15,699,594)	1,691,244
Cash at beginning of period	61,500,293	67,474,140

Cash at end of period	$45,800,699	$69,165,384

Reconciliation of net income to net cash provided by operating activities
Net Income	$31,349	$133,373
Adjustments to reconcile net income to net cash provided by operating activities:
Receivable from accrued interest	(16,409)	(40,829)
Prior period receivable from accrued interest	36,627	55,380
Currency translation adjustment	(22)	975
Accrued sponsor fee	15,644	22,743
Prior period accrued sponsor fee	(20,896)	(22,866)

Net cash provided by operating activities	$46,293	$148,776

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

To the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend (herein referred to as dividends or distributions), the excess interest earned in Swedish Kronor effective on the first business day of the subsequent month. The Trustee will direct that the excess Swedish Kronor be converted into USD at a prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). An income distribution of $0.00254 per share with an ex-dividend date of May 1, 2014 was paid on May 8, 2014.

3.	Swedish Krona Deposits

Swedish Krona principal deposits are held in a Swedish Krona-denominated, interest-bearing demand account. For the six months ended April 30, 2014, there were no Swedish Krona principal deposits and there were Swedish Krona principal redemptions of 99,492,868, resulting in an ending Swedish Krona principal balance of 298,478,605. This equates to 45,800,704 USD. For the year ended October 31, 2013, there were Swedish Krona principal deposits of 49,746,434 and there were Swedish Krona principal redemptions of 99,492,868, resulting in an ending Swedish Krona principal balance of 397,971,473. This equates to 61,500,293 USD.

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

Activity in redeemable capital Shares is as follows:

	Six months ended April 30, 2014 (Unaudited)		Year ended October 31, 2013
		U.S. Dollar		U.S. Dollar
	Shares	Amount	Shares	Amount
Opening balance	400,000	$61,516,024	450,000	$67,506,654
Shares issued	—	—	50,000	7,617,728
Shares redeemed	(100,000)	(15,279,581)	(100,000)	(15,232,896)
Adjustment to period Shares due to currency movement and other	—	(434,979)	—	1,624,538

Ending balance	300,000	$45,801,464	400,000	$61,516,024

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of April 30, 2014 was an annual nominal rate of 0.53%. The following chart provides the daily rate paid by the Depository since April 30, 2009:

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

FXS Distribution History
Date	Value	NAV	Yield	Annualized Yield
4/1/2014	$0.00530	$153.46	0.00%	0.04%
3/3/2014	$0.00630	$155.33	0.00%	0.05%
2/3/2014	$0.00672	$151.99	0.00%	0.05%

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

Results of Operations

As of October 31, 2013, the number of Swedish Kronor owned by the Trust was 397,971,473, resulting in a redeemable capital share value of $61,516,024. During the six months ended April 30, 2014, no Shares were created and 100,000 Shares were redeemed in exchange for 99,492,868 Swedish Kronor. As of April 30, 2014, the number of Swedish Kronor owned by the Trust was 298,478,605, resulting in a redeemable capital Share value of $45,801,464.

The decrease in the Trust’s redeemable capital Share value from $61,516,024 at October 31, 2013 to $45,801,464 at April 30, 2014, was primarily the result of a decrease in the number of Shares outstanding from 400,000 at October 31, 2013 to 300,000 at April 30, 2014 coupled with a decrease in the Closing Spot Rate from 0.15453 at October 31, 2013 to 0.15345 at April 30, 2014.

Interest income decreased from $125,440 for the three months ended April 30, 2013 to $55,226 for the three months ended April 30, 2014, and decreased from $272,125 for the six months ended April 30, 2013 to $139,417 for the six months ended April 30, 2014, attributable primarily to a decrease in the weighted-average Swedish Kronor in the Trust coupled with a decrease in the annual nominal interest rate paid by the Depository, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Swedish Kronor in the Trust. Due primarily to a decrease in the weighted-average Swedish Kronor in the Trust, the Sponsor’s fee decreased from $70,331 for the three months ended April 30, 2013 to $50,422 for the three months ended April 30, 2014 and decreased from $138,752 for the six months ended April 30, 2013 to $108,068 for the six months ended April 30, 2014. The only expense of the Trust during the three months and six months ended April 30, 2014 was the Sponsor’s fee.

The Trust’s net income for the three months ended April 30, 2014 was $4,804 due to interest income of $55,226 exceeding the Sponsor’s fee of $50,422. The Trust’s net income for the six months ended April 30, 2014 was $31,349 due to interest income of $139,417 exceeding the Sponsor’s fee of $108,068.

Cash dividends per Share decreased from $0.12 for the three months ended April 30, 2013 to $0.02 per Share for the three months ended April 30, 2014, and decreased from $0.33 for the six months ended April 30, 2013 to $0.13 per Share for the six months ended April 30, 2014. This decrease in cash dividends per Share was primarily due to a decrease in the annual nominal interest rate paid by the Depository.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to the Swedish Krona/USD exchange rate and the nominal annual interest rate paid by the Depository on Swedish Kronor held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 4. Controls and Procedures.

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of April 30, 2014. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) During the quarter ended April 30, 2014, 1 Basket (50,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) was redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
02/01/2014 – 02/28/2014	—	$—
03/01/2014 – 03/31/2014	—	$—
04/01/2014 – 04/30/2014	50,000	$152.19

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

CURRENCYSHARES® SWEDISH KRONA TRUST

	By	Guggenheim Specialized Products, LLC
Sponsor of the CurrencyShares® Swedish Krona Trust

Date: June 9, 2014		By:	/s/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)