Form 10-Q
period 2014-07-31
CURRENCYSHARES SWEDISH KRONA TRUST
filed 2014-09-08
CIK 1353616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

or

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

CURRENCYSHARES® SWEDISH KRONA TRUST

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CurrencyShares® Swedish Krona Trust

Statements of Financial Condition

	July 31, 2014 (Unaudited)	October 31, 2013
Assets
Current Assets:
Swedish Krona deposits, interest bearing	$43,220,499	$61,500,293
Swedish Krona deposits, non-interest bearing	—	—
Receivable from accrued interest	4,086	36,627

Total Current Assets	$43,224,585	$61,536,920

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$14,682	$20,896

Total Current Liabilities	14,682	20,896
Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 7,500,000 authorized – 300,000 and 400,000 issued and outstanding, respectively	43,209,903	61,516,024
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$43,224,585	$61,536,920

See Notes to Financial Statements.

CurrencyShares® Swedish Krona Trust

Statements of Comprehensive Income

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	July 31, 2014	July 31, 2013	July 31, 2014	July 31, 2013
Income
Interest Income	$39,198	$120,994	$178,615	$393,119

Total Income	39,198	120,994	178,615	393,119
Expenses
Sponsor’s fee	(44,945)	(68,310)	(153,013)	(207,062)

Total Expenses	(44,945)	(68,310)	(153,013)	(207,062)
Net (Loss)/Income	$(5,747)	$52,684	$25,602	$186,057

Basic and Diluted Earnings per Share	$(0.02)	$0.12	$0.08	$0.41
Weighted-average Shares Outstanding	300,000	448,370	335,714	455,495
Cash Dividends per Share	$0.02	$0.12	$0.15	$0.45
Other Comprehensive Income:
Currency translation adjustment	175	590	110	3,163

Total Comprehensive (Loss)/Income	$(5,572)	$53,274	$25,712	$189,220

See Notes to Financial Statements.

CurrencyShares® Swedish Krona Trust

Statements of Changes in Shareholders’ Equity

	Nine months ended July 31, 2014 (Unaudited)	Year Ended October 31, 2013
Retained Earnings, Beginning of Period	$—	$—
Net Income	25,602	231,675
Distributions Paid	(50,948)	(249,541)
Adjustment of redeemable capital shares to redemption value	25,346	17,866

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	110	3,253
Adjustment of redeemable capital shares to redemption value	(110)	(3,253)

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Swedish Krona Trust

Statements of Cash Flows

(Unaudited)

	Nine months ended July 31, 2014	Nine months ended July 31, 2013
Cash flows from operating activities
Cash received for accrued income	$209,889	$409,723
Cash paid for expenses	(157,994)	(206,928)

Net cash provided by operating activities	51,895	202,795
Cash flows from financing activities
Cash received to purchase redeemable shares	—	7,598,651
Cash paid to redeem redeemable shares	(15,135,704)	(7,596,667)
Cash paid for distributions	(50,948)	(204,779)

Net cash used in financing activities	(15,186,652)	(202,795)
Adjustment to period cash flows due to currency movement	(3,145,037)	1,027,200

(Decrease)/Increase in cash	(18,279,794)	1,027,200
Cash at beginning of period	61,500,293	67,474,140

Cash at end of period	$43,220,499	$68,501,340

Reconciliation of net income to net cash provided by operating activities
Net Income	$25,602	$186,057
Adjustments to reconcile net income to net cash provided by operating activities:
Receivable from accrued interest	(4,086)	(39,638)
Prior period receivable from accrued interest	36,627	55,380
Currency translation adjustment	(34)	587
Accrued sponsor fee	14,682	23,275
Prior period accrued sponsor fee	(20,896)	(22,866)

Net cash provided by operating activities	$51,895	$202,795

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

3. Swedish Krona Deposits

Swedish Krona principal deposits are held in a Swedish Krona-denominated, interest-bearing demand account. The interest rate in effect as of July 31, 2014 was an annual nominal rate of 0.00%. For the nine months ended July 31, 2014, there were no Swedish Krona principal deposits and there were Swedish Krona principal redemptions of 99,492,868, resulting in an ending Swedish Krona principal balance of 298,478,605. This equates to 43,220,499 USD. For the year ended October 31, 2013, there were Swedish Krona principal deposits of 49,746,434 and there were Swedish Krona principal redemptions of 99,492,868, resulting in an ending Swedish Krona principal balance of 397,971,473. This equates to 61,500,293 USD.

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

Activity in redeemable capital Shares is as follows:

	Nine months ended July 31, 2014 (Unaudited)		Year ended October 31, 2013
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	400,000	$61,516,024	450,000	$67,506,654
Shares issued	—	—	50,000	7,617,728
Shares redeemed	(100,000)	(15,135,704)	(100,000)	(15,232,896)
Adjustment to period Shares due to currency movement and other	—	(3,170,417)	—	1,624,538

Ending balance	300,000	$43,209,903	400,000	$61,516,024

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of July 31, 2014 was an annual nominal rate of The following chart provides the daily rate paid by the Depository since July 31, 2009:

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

FXS Distribution History
Date	Value	NAV	Yield	Annualized Yield
7/1/2014	$0.00749	$148.83	0.01%	0.06%
6/2/2014	$0.00978	$148.96	0.01%	0.08%
5/1/2014	$0.00254	$152.67	0.00%	0.02%

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

Results of Operations

As of October 31, 2013, the number of Swedish Kronor owned by the Trust was 397,971,473, resulting in a redeemable capital share value of $61,516,024. During the nine months ended July 31, 2014, no Shares were created and 100,000 Shares were redeemed in exchange for 99,492,868 Swedish Kronor. As of July 31, 2014, the number of Swedish Kronor owned by the Trust was 298,478,605, resulting in a redeemable capital Share value of $43,209,903.

The decrease in the Trust’s redeemable capital Share value from $61,516,024 at October 31, 2013 to $43,209,903 at July 31, 2014, was primarily the result of a decrease in the number of Shares outstanding from 400,000 at October 31, 2013 to 300,000 at July 31, 2014 coupled with a decrease in the Closing Spot Rate from 0.15453 at October 31, 2013 to 0.14480 at July 31, 2014.

Interest income decreased from $120,994 for the three months ended July 31, 2013 to $39,198 for the three months ended July 31, 2014, and decreased from $393,119 for the nine months ended July 31, 2013 to $178,615 for the nine months ended July 31, 2014, attributable primarily to a decrease in the weighted-average Swedish Kronor in the Trust coupled with a decrease in the annual nominal interest rate paid by the Depository, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Swedish Kronor in the Trust. Due primarily to a decrease in the weighted-average Swedish Kronor in the Trust, the Sponsor’s fee decreased from $68,310 for the three months ended July 31, 2013 to $44,945 for the three months ended July 31, 2014 and decreased from $207,062 for the nine months ended July 31, 2013 to $153,013 for the nine months ended July 31, 2014. The only expense of the Trust during the three months and nine months ended July 31, 2014 was the Sponsor’s fee.

The Trust’s net loss for the three months ended July 31, 2014 was $5,747 due to the Sponsor’s fee of $44,945 exceeding interest income of $39,198. The Trust’s net income for the nine months ended July 31, 2014 was $25,602 due to interest income of $178,615 exceeding the Sponsor’s fee of $153,013.

Cash dividends per Share decreased from $0.12 for the three months ended July 31, 2013 to $0.02 per Share for the three months ended July 31, 2014, and decreased from $0.45 for the nine months ended July 31, 2013 to $0.15 per Share for the nine months ended July 31, 2014. This decrease in cash dividends per Share was primarily due to a decrease in the annual nominal interest rate paid by the Depository.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to the Swedish Krona/USD exchange rate and the nominal annual interest rate paid by the Depository on Swedish Kronor held by the Trust, the Trust is not subject to market risk.  The Trust does not hold securities and does not invest in derivative instruments.

Item 4. Controls and Procedures.

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of July 31, 2014. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

CURRENCYSHARES®
SWEDISH KRONA TRUST

	By	Guggenheim Specialized Products, LLC Sponsor of the CurrencyShares® Swedish Krona Trust

Date: September 8, 2014		By:	/s/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)