Form 10-K
period 2014-10-31
CURRENCYSHARES SWEDISH KRONA TRUST
filed 2015-01-14
CIK 1353616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of 300,000 shares of the registrant’s common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on April 30, 2014 as reported by NYSE Arca on that date: $45,876,000.

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

The Trust’s only ordinary recurring expense is the Sponsor’s fee. The Sponsor is responsible for payment of the following administrative and marketing expenses of the Trust: the Trustee’s monthly fee, typical maintenance and transaction fees of the Depository, NYSE listing fees, NYSE Arca listing fees, printing and mailing costs, audit fees and expenses, up to $100,000 per year in legal fees and expenses, and applicable license fees. The Sponsor also paid the costs of the Trust’s organization, including the applicable SEC registration fees. The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Swedish Kronor in the Trust (including all unpaid interest but excluding unpaid fees, each as accrued through the immediately preceding day). The Sponsor was paid $190,351 for the fiscal year ended October 31, 2014.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Following are the high and low sale prices of the Shares as reported by the NYSE Arca for each of the quarters during the fiscal years ended October 31, 2014 and October 31, 2013:

Fiscal Year Ended October 31, 2014:	High	Low
Quarter Ended
January 31, 2014	$155.34	$149.51
April 30, 2014	$156.92	$150.36
July 31, 2014	$153.13	$144.20
October 31, 2014	$145.28	$134.53

Fiscal Year Ended October 31, 2013:	High	Low
Quarter Ended
January 31, 2013	$156.92	$146.33
April 30, 2013	$158.13	$149.85
July 31, 2013	$154.60	$146.34
October 31, 2013	$157.35	$149.00

The number of record holders of Shares of the registrant as of November 30, 2014 was approximately 56.

Although the Trust does not purchase Shares directly from its shareholders, the Trust redeemed Baskets from Authorized Participants in the fourth quarter of the fiscal year covered by this report as follows:

Month	Shares	Average Price
August	50,000	$143.27
September	—	$—
October	—	$—

The Trust’s cash dividends per Share declared during the two fiscal years ended October 31 are as follows:

Fiscal Year Ended October 31, 2014		Fiscal Year Ended October 31, 2013
November 1, 2013	$0.03920	November 1, 2012	$0.07217
December 3, 2013	$0.03690	December 3, 2012	$0.06995
January 1, 2014	$0.02436	January 1, 2013	$0.06309
February 2, 2014	$0.00672	February 3, 2013	$0.04253
March 2, 2014	$0.00630	March 3, 2013	$0.03563
April 1, 2014	$0.00530	April 1, 2013	$0.04140
May 1, 2014	$0.00254	May 1, 2013	$0.04009
June 1, 2014	$0.00978	June 2, 2013	$0.04040
July 1, 2014	$0.00749	July 1, 2013	$0.03992
August 3, 2014	$—	August 1, 2013	$0.03641
September 1, 2014	$—	September 3, 2013	$0.03700
October 1, 2014	$—	October 1, 2013	$0.03719

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

Item 6. Selected Financial Data

Following are financial highlights for the fiscal years ended October 31, 2014, October 31, 2013, October 31, 2012, October 31, 2011 and October 31, 2010.

	Fiscal Year ended October 31, 2014	Fiscal Year ended October 31, 2013	Fiscal Year ended October 31, 2012	Fiscal Year Ended October 31, 2011	Fiscal Year Ended October 31, 2010
Income

Interest income	$179,035	$500,630	$1,052,856	$1,609,735	$48,271

Total Income	179.035	500,630	1,052,856	1,609,735	48,271

Expenses

Sponsor’s fee	(190,351)	(268,955)	(295,723)	(398,745)	(163,175)

Total Expenses	(190.351)	(268,955)	(295,723)	(398,745)	(163,175)

Net Income/(Loss)	$(11,316)	$231,675	$757,133	$1,210,990	$(114,904)

Basic and Diluted Earnings per Share	$(0.04)	$0.52	$1.51	$1.86	$(0.39)
Weighted-average Shares Outstanding	317,534	441,507	502,186	649,726	295,068

Cash Dividends per Share	$0.16	$0.56	$1.63	$1.73	$—

Other Comprehensive Income/(Loss):

Currency translation adjustment	1,654	3,253	5,166	23,878	174

Total Comprehensive Income/(Loss)	$(9,662)	$234,928	$762,299	$1,234,868	$(114,730)

As of October 31, 2014, total assets were $33,581,026, and for the fiscal year ended October 31, 2014, net cash flows were $(27,919,267).

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of October 31, 2014 was an annual nominal rate of 0.00%. The following chart provides the daily rate paid by the Depository since October 31, 2009:

In exchange for a fee, the Trust’s Sponsor bears most of the expense incurred by the Trust. As a result, the only ordinary expense of the Trust during the periods covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws Swedish Kronor from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended October 31, 2014.

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

Results of Operations

As of October 31, 2012, the number of Swedish Kronor owned by the Trust was 447,717,907, resulting in a redeemable capital share value of $67,506,654. During the year ended October 31, 2013, an additional 50,000 shares were created in exchange for 49,746,434 Swedish Kronor and 100,000 shares were redeemed in exchange for 99,492,868 Swedish Kronor. As of October 31, 2013, the number of Swedish Kronor owned by the Trust was 397,971,473, resulting in a redeemable capital share value of $61,516,024. During the year ended October 31, 2014, no additional shares were created and 150,000 shares were redeemed in exchange for 149,212,937 Swedish Kronor. In addition, 250,546 Swedish Kronor were withdrawn to pay the portion of sponsor fee that exceeded the interest earned. As of October 31, 2014, the number of Swedish Kronor owned by the Trust was 248,507,990, resulting in a redeemable capital share value of $33,569,620.

A decrease in the Trust’s redeemable capital share value from $61,516,024 at October 31, 2013 to $33,569,620 at October 31, 2014, was primarily the result of a decrease in the number of shares outstanding from 400,000 at October 31, 2013 to 250,000 at October 31, 2014, and a decrease in the Closing Spot Rate from 0.15453 at October 31, 2013 to 0.13513 at October 31, 2014. A decrease in the Trust’s redeemable capital share value from $67,506,654 at October 31, 2012 to $61,516,024 at October 31, 2013, was primarily the result of a decrease in the number of shares outstanding from 450,000 at October 31, 2012 to 400,000 at October 31, 2013. The decrease in the Trust’s redeemable capital share value was partially offset by an increase in the Closing Spot Rate from 0.15071 at October 31, 2012 to 0.15453 at October 31, 2013.

Interest income decreased from $500,630 for the year ended October 31, 2013 to $179,035 for the year ended October 31, 2014 attributable primarily to a decrease in the weighted-average Swedish Kronor in the Trust and a reduction in the annual nominal interest rate paid by the Depository, as set forth in the chart above. Interest income decreased from $1,052,856 for the year ended October 31, 2012 to $500,630 for the year ended October 31, 2013 attributable primarily to an decrease in the weighted-average Swedish Kronor in the Trust and a reduction in the annual nominal interest rate paid by the Depository, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Swedish Kronor in the Trust. Due primarily to a decrease in the weighted-average Swedish Kronor in the Trust, the Sponsor’s fee decreased from $268,955 for the year ended October 31, 2013 to $190.351 for the year ended October 31, 2014. The only expense of the Trust during the year ended October 31, 2014 was the Sponsor’s fee. Due primarily to a decrease in the weighted-average Swedish Kronor in the Trust, the Sponsor’s fee decreased from $295,723 for the year ended October 31, 2012 to $268,955 for the year ended October 31, 2013. The only expense of the Trust during the year ended October 31, 2013 was the Sponsor’s fee.

The Trust’s net loss for the year ended October 31, 2014 was $11,316, due to Sponsor’s fee of $190,351 exceeding the interest income of $179,035. The Trust’s net income for the year ended October 31, 2013 was $231,675, due to interest income of $500,630 exceeding the Sponsor’s fee of $268,955. The Trust’s net income for the year ended October 31, 2012 was $757,133 due to interest income of $1,052,856 exceeding the Sponsor’s fee of $295,723.

Cash dividends per Share decreased from $0.56 per Share for the year ended October 31, 2013 to $0.16 per Share for the year ended October 31, 2014. The decrease in cash dividends per Share was primarily the result of a reduction in the annual nominal interest rate paid by the Depository. Cash dividends per Share decreased from $1.63 per Share for the year ended October 31, 2012 to $0.56 per Share for the year ended October 31, 2013. The decrease in cash dividends per Share was primarily the result of a reduction in the annual nominal interest rate paid by the Depository.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 31, 2014. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this annual report.

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

The chief executive officer and chief financial officer of the Sponsor have assessed the effectiveness of the Trust’s internal control over financial reporting as of October 31, 2014. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operation effectiveness of its internal controls over financial reporting. Based on their assessment and those criteria, the chief executive officer and chief financial officer of the Sponsor believe that the Trust maintained effective internal control over financial reporting as of October 31, 2014.

Effectiveness of the Trust’s internal control over financial reporting as of October 31, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

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

Nikolaos Bonos, 51, has been the Chief Executive Officer of the Sponsor since May 2009. Mr. Bonos has been a Manager of the Sponsor since September 2005. Prior to his appointment as Chief Executive Officer, Mr. Bonos served as the Chief Financial Officer of the Sponsor beginning in September 2005. Mr. Bonos has served as Executive Officer of Rydex Fund Services LLC, an affiliate of the Sponsor, from January 2009 to the present and as Senior Vice President of Rydex Fund Services LLC, from December 2003 to August 2006 and Vice President of Accounting of Rydex Fund Services LLC, from 2001 to December 2003. Mr. Bonos also serves as Treasurer and Vice President for certain funds in the Guggenheim fund complex. Mr. Bonos holds a Bachelor of Science in Business Administration with a major in Finance from Suffolk University.

Joseph Arruda, 48, has been the Chief Financial Officer of the Sponsor since May 2009. Mr. Arruda has been a Manager of the Sponsor since July 2009. Prior to his appointment as Chief Financial Officer, Mr. Arruda served as Vice President, Fund Accounting, and Administration, of the Sponsor beginning in 2003. Mr. Arruda also serves as Assistant Treasurer for certain funds in the Guggenheim fund complex. From 1997 to 2003, Mr. Arruda served as Vice President, Fund Accounting at State Street Corporation. He holds a Bachelor of Science with a Finance and Accounting concentration from Bridgewater State College.

Michael Byrum, 44, has served as a Manager of the Sponsor since September 2005. Since August 2006, he has served as the Chief Investment Officer, of Rydex Advisors II, LLC (RAII), and Rydex Advisors, LLC (RA), affiliates of the Sponsor, and each of which were merged into Security Investors, LLC, also an affiliate of the Sponsor, as of January 3, 2011. Mr. Byrum served as the Executive Vice President of RAII from December 2002 to May 2004, and as President of RA from May 2004 until January 2011. He has served as Senior Vice President of Security Investors, LLC, since December 1, 2010. Mr. Byrum is a Chartered Financial Analyst and has a Bachelor of Science in Business Administration with a major in Finance from Miami University of Ohio.

Item 11. Executive Compensation

Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Not applicable.

Item 14. Principal Accountant Fees and Services

The following fees were paid by the Sponsor and were for services performed by Ernst & Young LLP for the fiscal years ended October 31, 2014 and October 31, 2013:

	2014	2013

Audit Fees	$25,229	$23,361
Audit-related fees	2,000	0
Tax fees	0	0
All other Fees	0	0

	$27,229	$23,361

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

CurrencyShares® Swedish Krona Trust

Financial Statements as of October 31, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and the Shareholders of CurrencyShares® Swedish Krona Trust:

We have audited the accompanying statements of financial condition of CurrencyShares® Swedish Krona Trust (the “Trust”) as of October 31, 2014 and 2013, and the related statements of comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended October 31, 2014. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CurrencyShares® Swedish Krona Trust at October 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CurrencyShares® Swedish Krona Trust’s internal control over financial reporting as of October 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework), and our report dated January 14, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, VA

January 14, 2015

Report of Independent Registered Public Accounting Firm

To The Board of Directors and the Shareholders of CurrencyShares® Swedish Krona Trust:

We have audited CurrencyShares® Swedish Krona Trust’s (the “Trust”) internal control over financial reporting as of October 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). The Trust’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting appearing under Item 9A Controls and Procedures. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

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

In our opinion, CurrencyShares® Swedish Krona Trust maintained, in all material respects, effective internal control over financial reporting as of October 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of financial condition as of October 31, 2014 and 2013, and the related statements of income and comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended October 31, 2014 of CurrencyShares® Swedish Krona Trust and our report dated January 14, 2015, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, VA

January 14, 2015

CurrencyShares® Swedish Krona Trust

Statements of Financial Condition

	October 31, 2014	October 31, 2013

Assets
Current Assets:
Swedish Krona deposits, interest bearing	$33,581,026	$61,500,293
Swedish Krona deposits, non-interest bearing	—	—
Receivable from accrued interest	—	36,627

Total Current Assets	$33,581,026	$61,536,920

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$11,406	$20,896

Total Current Liabilities	11,406	20,896

Commitments and Contingent Liabilities (note 9)	—	—

Redeemable Capital Shares, at redemption value, no par value, 7,500,000 authorized – 250,000 and 400,000 issued and outstanding, respectively	33,569,620	61,516,024
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$33,581,026	$61,536,920

See Notes to Financial Statements.

CurrencyShares® Swedish Krona Trust

Statements of Comprehensive Income

	Year ended October 31, 2014	Year ended October 31, 2013	Year ended October 31, 2012

Income
Interest Income	$179,035	$500,630	$1,052,856

Total Income	179,035	500,630	1,052,856

Expenses
Sponsor’s fee	(190,351)	(268,955)	(295,723)

Total Expenses	(190,351)	(268,955)	(295,723)

Net (Loss)/Income	$(11,316)	$231,675	$757,133

Basic and Diluted Earnings per Share	$(0.04)	$0.52	$1.51
Weighted-average Shares Outstanding	317,534	441,507	502,186
Cash Dividends per Share	$0.16	$0.56	$1.63

Other Comprehensive Income:
Currency translation adjustment	1,654	3,253	5,166

Total Comprehensive (Loss)/Income	$(9,662)	$234,928	$762,299

See Notes to Financial Statements.

CurrencyShares® Swedish Krona Trust

Statements of Changes in Shareholders’ Equity

	Year ended October 31, 2014	Year ended October 31, 2013	Year ended October 31, 2012

Retained Earnings, Beginning of Year	$—	$—	$—
Net (Loss)/Income	(11,316)	231,675	757,133
Distributions Paid	(49,957)	(249,541)	(820,297)
Adjustment of redeemable capital shares to redemption value	61,273	17,866	63,164

Retained Earnings, End of Year	$—	$—	$—

Cumulative Translation Adjustment, Beginning of Year	$—	$—	$—
Currency translation adjustment	1,654	3,253	5,166
Adjustment of redeemable capital shares to redemption value	(1,654)	(3,253)	(5,166)

Cumulative Translation Adjustment, End of Year	$—	$—	$—

See Notes to Financial Statements.

CurrencyShares® Swedish Krona Trust

Statements of Cash Flows

	Year ended October 31, 2014	Year ended October 31, 2013	Year ended October 31, 2012

Cash flows from operating activities
Cash received for accrued income	$210,463	$520,839	$1,164,835
Cash paid for expenses	(196,949)	(271,468)	(308,761)

Net cash provided by operating activities	13,514	249,371	856,074

Cash flows from financing activities
Cash received to purchase redeemable shares	—	7,617,728	—
Cash paid to redeem redeemable shares	(22,257,896)	(15,232,896)	(21,970,127)
Cash paid for distributions	(49,957)	(249,541)	(820,297)

Net cash used in financing activities	(22,307,853)	(7,864,709)	(22,790,424)

Adjustment to period cash flows due to currency movement	(5,624,928)	1,641,491	(2,889,815)

Decrease in cash	(27,919,267)	(5,973,847)	(24,824,165)
Cash at beginning of year	61,500,293	67,474,140	92,298,305

Cash at end of year	$33,581,026	$61,500,293	$67,474,140

Reconciliation of net (loss)/income to net cash provided (used in)/by operating activities
Net (Loss)/Income	$(11,316)	$231,675	$757,133
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Receivable from accrued interest	—	(36,627)	(55,380)
Prior period receivable from accrued interest	36,627	55,380	174,021
Currency translation adjustment	(2,307)	913	(5,274)
Accrued sponsor fee	11,406	20,896	22,866
Prior period accrued sponsor fee	(20,896)	(22,866)	(37,292)

Net cash provided by operating activities	$13,514	$249,371	$856,074

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

The Trustee calculates the Trust’s net asset value (“NAV”) each business day, as described in Note 4. As of November 13, 2008, Swedish Krona deposits (cash) are translated for NAV calculation purposes at the Closing Spot Rate, which is the Swedish Krona/USD exchange rate as determined by The WM Company, at 4:00 PM (London time / London fixing) on each day that NYSE Arca is open for regular trading.

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

3. Swedish Krona Deposits

Swedish Krona principal deposits are held in a Swedish Krona-denominated, interest-bearing demand account. The interest rate in effect as of October 31, 2014 was an annual nominal rate of 0.00%. For the year ended October 31, 2014, there were no Swedish Krona principal deposits and there were Swedish Krona principal redemptions of 149,212,937 and Swedish Krona withdrawals (to pay expenses) of 250,546 resulting in an ending Swedish Krona principal balance of 248,507,990. This equates to 33,581,026 USD. For the year ended October 31, 2013, there were Swedish Krona principal deposits of 49,746,434 and there were Swedish Krona principal redemptions of 99,492,868, resulting in an ending Swedish Krona principal balance of 397,971,473. This equates to 61,500,293 USD. For the year ended October 31, 2012, there were no Swedish Krona principal deposits and there were Swedish Krona principal redemptions of 149,239,302, resulting in an ending Swedish Krona principal balance of 447,717,907. This equates to 67,474,140 USD.

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

Activity in redeemable capital Shares is as follows:

	Year ended October 31, 2014		Year ended October 31, 2013		Year ended October 31, 2012
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	400,000	$61,516,024	450,000	$67,506,654	600,000	$92,435,034
Shares issued	—	—	50,000	7,617,728	—	—
Shares redeemed	(150,000)	(22,257,896)	(100,000)	(15,232,896)	(150,000)	(21,970,127)
Adjustment to period Shares due to currency movement and other	—	(5,688,508)	—	1,624,538	—	(2,958,253)

Ending balance	250,000	$33,569,620	400,000	$61,516,024	450,000	$67,506,654

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

5. Selected Quarterly Information (Unaudited)

Fiscal Period Ended October 31, 2014:

	Three months ended October 31, 2014	Three months ended July 31, 2014	Three months ended April 30, 2014	Three months ended January 31, 2014

Income
Interest Income	$420	$39,198	$55,226	$84,191

Total Income	420	39,198	55,226	84,191

Expenses
Sponsor’s fee	(37,338)	(44,945)	(50,422)	(57,646)

Total Expenses	(37,338)	(44,945)	(50,422)	(57,646)
Net (Loss)/Income	$(36,918)	$(5,747)	$4,804	$26,545

Basic and Diluted Earnings per Share	$(0.14)	$(0.02)	$0.01	$0.07
Weighted-average Shares Outstanding	263,587	300,000	334,270	372,826
Cash Dividends per Share	$—	$0.02	$0.02	$0.10

Other Comprehensive Income/(Loss):
Currency translation adjustment	1,544	175	(22)	(43)

Total Comprehensive (Loss)/Income	$(35,374)	$(5,572)	$4,782	$26,502

Fiscal Period Ended October 31, 2013:

	Three months ended October 31, 2013	Three months ended July 31, 2013	Three months ended April 30, 2013	Three months ended January 31, 2013

Income
Interest Income	$107,512	$120,994	$125,440	$146,684

Total Income	107,512	120,994	125,440	146,684

Expenses
Sponsor’s fee	(61,894)	(68,310)	(70,331)	(68,420)

Total Expenses	(61,894)	(68,310)	(70,331)	(68,420)
Net Income	$45,618	$52,684	$55,109	$78,264

Basic and Diluted Earnings per Share	$0.11	$0.12	$0.12	$0.17
Weighted-average Shares Outstanding	400,000	448,370	467,416	451,087
Cash Dividends per Share	$0.11	$0.12	$0.12	$0.21

Other Comprehensive Income/(Loss):
Currency translation adjustment	90	590	(329)	2,902

Total Comprehensive Income	$45,708	$53,274	$54,780	$81,166

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Rockville, State of Maryland, on January 14, 2015.

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

Signature	Capacity	Date

/s/ NIKOLAOS BONOS	Director and Chief Executive Officer (principal executive officer)	January 14, 2015
Nikolaos Bonos

/s/ JOSEPH ARRUDA	Director and Chief Financial Officer	January 14, 2015
Joseph Arruda	(principal financial officer and principal accounting officer)

/s/ MICHAEL BYRUM	Director	January 14, 2015
Michael Byrum

*	The registrant is a trust and the persons are signing in their capacities as officers or directors of Guggenheim Specialized Products, LLC, the Sponsor of the registrant.