Form 10-Q
period 2015-04-30
CURRENCYSHARES SWEDISH KRONA TRUST
filed 2015-06-09
CIK 1353616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CURRENCYSHARES® SWEDISH KRONA TRUST

INDEX

Caption	Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Statements of Financial Condition at April 30, 2015 and October 31, 2014	2

Statements of Comprehensive Income for the three months ended April 30, 2015, the three months ended April 30, 2014, the six months ended April 30, 2015 and the six months ended April 30, 2014	3

Statements of Changes in Shareholders’ Equity for the six months ended April 30, 2015 and the year ended October 31, 2014	4

Statements of Cash Flows for the six months ended April 30, 2015 and the six months ended April 30, 2014	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	15

Item 4. Controls and Procedures	15

Part II OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. Mine Safety Disclosures	15

Item 5. Other Information	15

Item 6. Exhibits	16

SIGNATURES	18

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CurrencyShares® Swedish Krona Trust

Statements of Financial Condition

	April 30, 2015 (Unaudited)	October 31, 2014
Assets
Current Assets:
Swedish Krona deposits, interest bearing	$23,745,363	$33,581,026
Swedish Krona deposits, non-interest bearing	—	—

Total Current Assets	$23,745,363	$33,581,026

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$7,803	$11,406
Accrued interest expense	14,841	—

Total Current Liabilities	22,644	11,406

Commitments and Contingent Liabilities (note 8)	—	—

Redeemable Capital Shares, at redemption value, no par value, 7,500,000 authorized – 200,000 and 250,000 issued and outstanding, respectively	23,722,719	33,569,620
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$23,745,363	$33,581,026

See Notes to Financial Statements.

CurrencyShares® Swedish Krona Trust

Statements of Comprehensive Income

(Unaudited)

	Three months ended April 30, 2015	Three months ended April 30, 2014	Six months ended April 30, 2015	Six months ended April 30, 2014
Income
Interest Income	$—	$55,226	$—	$139,417

Total Income	—	55,226	—	139,417

Expenses
Sponsor’s fee	(22,704)	(50,422)	(52,346)	(108,068)
Interest Expense	(29,587)	—	(29,587)	—

Total Expenses	(52,291)	(50,422)	(81,933)	(108,068)

Net (Loss)/Income	$(52,291)	$4,804	$(81,933)	$31,349

Basic and Diluted Earnings per Share	$(0.26)	$0.01	$(0.38)	$0.09
Weighted-average Shares Outstanding	200,000	334,270	214,365	353,867
Cash Dividends per Share	$—	$0.02	$—	$0.13

Other Comprehensive (Loss)/Income:
Currency translation adjustment	(1,070)	(22)	875	(65)

Total Comprehensive (Loss)/Income	$(53,361)	$4,782	$(81,058)	$31,284

See Notes to Financial Statements.

CurrencyShares® Swedish Krona Trust

Statements of Changes in Shareholders’ Equity

	Six months ended April 30, 2015 (Unaudited)	Year ended October 31, 2014
Retained Earnings, Beginning of Period	$—	$—
Net Loss	(81,933)	(11,316)
Distributions Paid	—	(49,957)
Adjustment of redeemable capital shares to redemption value	81,933	61,273

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	875	1,654
Adjustment of redeemable capital shares to redemption value	(875)	(1,654)

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Swedish Krona Trust

Statements of Cash Flows

(Unaudited)

	Six months ended April 30, 2015	Six months ended April 30, 2014
Cash flows from operating activities
Cash received for accrued income	$—	$159,491
Cash paid for expenses	(70,210)	(113,198)

Net cash (used in)/provided by operating activities	(70,210)	46,293

Cash flows from financing activities
Cash paid to redeem redeemable shares	(6,116,083)	(15,279,581)
Cash paid for distributions	—	(45,342)

Net cash used in financing activities	(6,116,083)	(15,324,923)

Adjustment to period cash flows due to currency movement	(3,649,370)	(420,964)

Decrease in cash	(9,835,663)	(15,699,594)
Cash at beginning of period	33,581,026	61,500,293

Cash at end of period	$23,745,363	$45,800,699

Reconciliation of net (loss)/income to net cash (used in)/provided by operating activities
Net (Loss)/Income	$(81,933)	$31,349
Adjustments to reconcile net (loss)/income to net cash (used in)/provided by operating activities:
Receivable from accrued interest	—	(16,409)
Prior period receivable from accrued interest	—	36,627
Accrued interest expense	14,841	—
Currency translation adjustment	485	(22)
Accrued sponsor fee	7,803	15,644
Prior period accrued sponsor fee	(11,406)	(20,896)

Net cash (used in)/provided by operating activities	$(70,210)	$46,293

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

Interest on the primary deposit account, if any, accrues daily as earned and is received on a monthly basis. Any Interest below zero for the period is reflected as interest expense.

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

Swedish Krona principal deposits are held in a Swedish Krona-denominated, interest-bearing demand account. The interest rate in effect as of April 30, 2015 was an annual nominal rate of -0.75%. For the six months ended April 30, 2015, there were no Swedish Krona principal deposits and there were Swedish Krona principal redemptions of 49,655,866 and Swedish Krona withdrawals (to pay expenses) of 570,030 resulting in an ending Swedish Krona principal balance of 198,282,094. This equates to 23,745,363 USD. For the year ended October 31, 2014, there were no Swedish Krona principal deposits and there were Swedish Krona principal redemptions of 149,212,937 and Swedish Krona withdrawals (to pay expenses) of 250,546 resulting in an ending Swedish Krona principal balance of 248,507,990. This equates to 33,581,026 USD.

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

Activity in redeemable capital Shares is as follows:

	Six months ended April 30, 2015 (Unaudited)		Year ended October 31, 2014
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening Balance	250,000	$33,569,620	400,000	$61,516,024
Shares issued	—	—	—	—
Shares redeemed	(50,000)	(6,116,083)	(150,000)	(22,257,896)
Adjustment to period Shares due to currency movement and other	—	(3,730,818)	—	(5,688,508)

Ending Balance	200,000	$23,722,719	250,000	$33,569,620

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of April 30, 2015 was an annual nominal rate of -0.75%. The following chart provides the daily rate paid by the Depository since April 30, 2010:

In exchange for a fee, the Trust’s Sponsor bears most of the expense incurred by the Trust. As a result, the only ordinary expense of the Trust during the periods covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws Swedish Kronor from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended April 30, 2015.

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

Results of Operations

As of October 31, 2014, the number of Swedish Kronor owned by the Trust was 248,507,990, resulting in a redeemable capital share value of $33,569,620. During the six months ended April 30, 2015, no Shares were created, and 50,000 Shares were redeemed in exchange for 49,655,866 Swedish Kronor. In addition, 570,030 Swedish Kronor were withdrawn to pay for the portion of Sponsor’s fee that exceeded the interest earned. As of April 30, 2015, the number of Swedish Kronor owned by the Trust was 198,282,094 resulting in a redeemable capital Share value of $23,722,719.

The decrease in the Trust’s redeemable capital Share value from $33,569,620 at October 31, 2014 to $23,722,719 at April 30, 2015, was primarily the result of a decrease in the number of Shares outstanding from 250,000 at October 31, 2014 to 200,000 at April 30, 2015 coupled with a decrease in the Closing Spot Rate from 0.13513 at October 31, 2014 to 0.11976 at April 30, 2015.

Interest income decreased from $55,226 for the three months ended April 30, 2014 to $0 for the three months ended April 30, 2015, and decreased from $139,417 for the six months ended April 30, 2014 to $0 for the six months ended April 30, 2015, attributable primarily to a decrease in the annual nominal interest rate paid by the Depository, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Swedish Kronor in the Trust. Due primarily to a decrease in the weighted-average Swedish Kronor in the Trust, the Sponsor’s fee decreased from $50,422 for the three months ended April 30, 2014 to $22,704 for the three months ended April 30, 2015 and decreased from $108,068 for the six months ended April 30, 2014 to $52,346 for the six months ended April 30, 2015. Because the annual interest rate paid by the depository fell below 0% (as set forth in the chart above), the Trust incurred interest expense. Due primarily to a decline in the interest rate (below 0%), interest expense increased from $0 for the three months ended April 30, 2014 to $29,587 for the three months ended April 30, 2015, and increased from $0 for the six months ended April 30, 2014 to $29,587 for the six months ended April 30, 2015. The only expenses of the Trust during the three months and six months ended April 30, 2015 were the Sponsor’s fee and interest expense.

The Trust’s net loss for the three months ended April 30, 2015 was $52,291 due to the Sponsor’s fee of $22,704 and interest expense of $29,587 exceeding interest income of $0. The Trust’s net loss for the six months ended April 30, 2015 was $81,933 due to the Sponsor’s fee of $52,346 and interest expense of $29,587 exceeding interest income of $0.

Cash dividends per Share decreased from $0.02 for the three months ended April 30, 2014 to $0.00 per Share for the three months ended April 30, 2015, and decreased from $0.13 for the six months ended April 30, 2014 to $0.00 per Share for the six months ended April 30, 2015. This decrease in cash dividends per Share was primarily due to a decrease in the annual nominal interest rate paid by the Depository.

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

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of April 30, 2015. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

CURRENCYSHARES®
SWEDISH KRONA TRUST

By	Guggenheim Specialized Products, LLC
Sponsor of the CurrencyShares®
Swedish Krona Trust

Date: June 9, 2015	By:	/S/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer (principal financial officer)