Form 10-Q
period 2016-04-30
CURRENCYSHARES SWEDISH KRONA TRUST
filed 2016-06-09
CIK 1353616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CURRENCYSHARES® SWEDISH KRONA TRUST

INDEX

Caption	Page

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Statements of Financial Condition at April 30, 2016 and October 31, 2015	2

Statements of Comprehensive Income for the three months ended April 30, 2016, the three months ended April 30, 2015, the six months ended April 30, 2016 and the six months ended April 30, 2015	3

Statements of Changes in Shareholders’ Equity for the six months ended April 30, 2016 and the year ended October 31, 2015	4

Statements of Cash Flows for the six months ended April 30, 2016 and the six months ended April 30, 2015	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	14

Item 4. Controls and Procedures	14

Part II – OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. Mine Safety Disclosures	15

Item 5. Other Information	15

Item 6. Exhibits	16

SIGNATURES	18

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CurrencyShares® Swedish Krona Trust

Statements of Financial Condition

	April 30, 2016 (Unaudited)	October 31, 2015
Assets
Current Assets:
Swedish Krona deposits, interest bearing	$24,429,983	$23,216,651
Swedish Krona deposits, non-interest bearing	—	—

Total Current Assets	$24,429,983	$23,216,651

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$8,006	$7,884
Accrued interest expense	17,306	14,994

Total Current Liabilities	25,312	22,878

Commitments and Contingent Liabilities (note 8)	—	—

Redeemable Capital Shares, at redemption value, no par value, 7,500,000 authorized – 200,000 issued and outstanding	24,404,671	23,193,773
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$24,429,983	$23,216,651

See Notes to Financial Statements.

CurrencyShares® Swedish Krona Trust

Statements of Comprehensive Income

(Unaudited)

	Three months ended April 30, 2016	Three months ended April 30, 2015	Six months ended April 30, 2016	Six months ended April 30, 2015
Income
Interest Income	$—	$—	$—	$—

Total Income	—	—	—	—

Expenses
Sponsor’s fee	(23,206)	(22,704)	(46,270)	(52,346)
Interest Expense	(46,224)	(29,587)	(90,213)	(29,587)

Total Expenses	(69,430)	(52,291)	(136,483)	(81,933)
Net Loss	$(69,430)	$(52,291)	$(136,483)	$(81,933)

Basic and Diluted Earnings per Share	$(0.35)	$(0.26)	$(0.68)	$(0.38)
Weighted-average Shares Outstanding	200,000	200,000	200,000	214,365
Cash Dividends per Share	$—	$—	$—	$—

Other Comprehensive (Loss)/Income:
Currency translation adjustment	(2,500)	(1,070)	(2,487)	875

Total Comprehensive Loss	$(71,930)	$(53,361)	$(138,970)	$(81,058)

See Notes to Financial Statements.

CurrencyShares® Swedish Krona Trust

Statements of Changes in Shareholders’ Equity

	Six months ended April 30, 2016 (Unaudited)	Year Ended October 31, 2015
Retained Earnings, Beginning of Period	$—	$—
Net Loss	(136,483)	(219,565)
Adjustment of redeemable capital shares to redemption value	136,483	219,565

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(2,487)	3,052
Adjustment of redeemable capital shares to redemption value	2,487	(3,052)

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Swedish Krona Trust

Statements of Cash Flows

(Unaudited)

	Six months ended April 30, 2016	Six months ended April 30, 2015
Cash flows from operating activities
Cash paid for expenses	$(135,380)	$(70,210)

Net cash used in operating activities	(135,380)	(70,210)

Cash flows from financing activities
Cash paid to redeem redeemable shares	—	(6,116,083)

Net cash used in financing activities	—	(6,116,083)

Adjustment to period cash flows due to currency movement	1,348,712	(3,649,370)

Increase/(Decrease) in cash	1,213,332	(9,835,663)
Cash at beginning of period	23,216,651	33,581,026

Cash at end of period	$24,429,983	$23,745,363

Reconciliation of net loss to net cash used in operating activities
Net Loss	$(136,483)	$(81,933)
Adjustments to reconcile net loss to net cash used in operating activities:
Currency translation adjustment	(1,331)	485
Accrued sponsor fee	8,006	7,803
Accrued interest expense	17,306	14,841
Prior period accrued sponsor fee	(7,884)	(11,406)
Prior period accrued interest expense	(14,994)	—

Net cash used in operating activities	$(135,380)	$(70,210)

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

Swedish Krona principal deposits are held in a Swedish Krona-denominated, interest-bearing demand account. The interest rate in effect as of April 30, 2016 was an annual nominal rate of -1.25%. For the six months ended April 30, 2016, there were no Swedish Krona principal deposits, no Swedish Krona principal redemptions and Swedish Krona withdrawals (to pay expenses) of 1,143,109 resulting in an ending Swedish Krona principal balance of 195,988,316. This equates to 24,429,983 USD. For the year ended October 31, 2015, there were no Swedish Krona principal deposits and there were Swedish Krona principal redemptions of 49,655,866 and Swedish Krona withdrawals (to pay expenses) of 1,720,699 resulting in an ending Swedish Krona principal balance of 197,131,425. This equates to 23,216,651 USD.

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

Activity in redeemable capital Shares is as follows:

	Six months ended April 30, 2016 (Unaudited)		Year ended October 31, 2015
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening Balance	200,000	$23,193,773	250,000	$33,569,620
Shares issued	—	—	—	—
Shares redeemed	—	—	(50,000)	(6,011,897)
Adjustment to period Shares due to currency movement and other	—	1,210,898	—	(4,363,950)

Ending Balance	200,000	$24,404,671	200,000	$23,193,773

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of April 30, 2016 was an annual nominal rate of -1.25%. The following chart provides the daily rate paid by the Depository since April 30, 2011:

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws Swedish Kronor from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended April 30, 2016.

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

Results of Operations

As of October 31, 2015, the number of Swedish Kronor owned by the Trust was 197,131,425, resulting in a redeemable capital share value of $23,193,773. During the six months ended April 30, 2016, no Shares were created and no Shares were redeemed. In addition, 1,143,109 Swedish Kronor were withdrawn to pay for the portion of the Sponsor’s fee that exceeded the interest earned. As of April 30, 2016, the number of Swedish Kronor owned by the Trust was 195,988,316 resulting in a redeemable capital Share value of $24,404,671.

An increase in the Trust’s redeemable capital Share value from $23,193,773 at October 31, 2015 to $24,404,671 at April 30, 2016, was primarily the result of an increase in the Closing Spot Rate from 0.11777 at October 31, 2015 to 0.12465 at April 30, 2016.

No interest income was earned during the three months ended April 30, 2015, the three months ended April 30, 2016, the six months ended April 30, 2015 and the six months ended April 30, 2016 due to an annual nominal interest rate which remained at or below 0.00% through those periods, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Swedish Kronor in the Trust. Due primarily to an increase in the Closing Spot rate as set forth in the ‘Closing Spot Rate’ chart shown previously, the Sponsor’s fee increased from $22,704 for the three months ended April 30, 2015 to $23,206 for the three months ended April 30, 2016. Due primarily to a decrease in the weighted-average Swedish Kronor in the Trust, the Sponsor’s fee decreased from $52,346 for the six months ended April 30, 2015 to $46,270 for the six months ended April 30, 2016. Because the annual interest rate paid by the depository fell below 0% (as set forth in the chart above), the Trust incurred interest expense. Due primarily to a decline in the interest rate (below 0%), interest expense increased from $29,587 for the three months ended April 30, 2015 to $46,224 for the three months ended April 30, 2016, and increased from $29,587 for the six months ended April 30, 2015 to $90,213 for the six months ended April 30, 2016. The only expenses of the Trust during the three months and six months ended April 30, 2016 were the Sponsor’s fee and interest expense.

The Trust’s net loss for the three months ended April 30, 2016 was $69,430 due to the Sponsor’s fee of $23,206 and interest expense of $46,224 exceeding interest income of $0. The Trust’s net loss for the six months ended April 30, 2016 was $136,483 due to the Sponsor’s fee of $46,270 and interest expense of $90,213 exceeding interest income of $0.

Cash dividends were not paid by the Trust for the three months ended April 30, 2015, the three months ended April 30, 2016, the six months ended April 30, 2015 and the six months ended April 30, 2016 as the Trust’s interest income did not exceed the Trust’s expenses.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to fluctuations in the Swedish Krona/USD exchange rate and changes in the nominal annual interest rate paid by the Depository on Swedish Kronor held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative products.

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of April 30, 2016. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

CURRENCYSHARES®
SWEDISH KRONA TRUST

	By:	Guggenheim Specialized Products, LLC
Sponsor of the CurrencyShares®
Swedish Krona Trust

Date: June 9, 2016		By:	/s/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)