Form 10-Q
period 2016-07-31
CURRENCYSHARES SWEDISH KRONA TRUST
filed 2016-09-09
CIK 1353616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

or

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

CURRENCYSHARES® SWEDISH KRONA TRUST

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CurrencyShares® Swedish Krona Trust

Statements of Financial Condition

	July 31, 2016 (Unaudited)	October 31, 2015
Assets
Current Assets:
Swedish Krona deposits, interest bearing	$22,879,565	$23,216,651
Swedish Krona deposits, non-interest bearing	—	—

Total Current Assets	$22,879,565	$23,216,651

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$7,746	$7,884
Accrued interest expense	24,632	14,994

Total Current Liabilities	32,378	22,878

Commitments and Contingent Liabilities (note 8)	—	—

Redeemable Capital Shares, at redemption value, no par value, 7,500,000 authorized – 200,000 issued and outstanding	22,847,187	23,193,773
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$22,879,565	$23,216,651

See Notes to Financial Statements.

CurrencyShares® Swedish Krona Trust

Statements of Comprehensive Income

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	July 31, 2016	July 31, 2015	July 31, 2016	July 31, 2015
Income
Interest Income	$—	$—	$—	$—

Total Income	—	—	—	—

Expenses
Sponsor’s fee	(23,483)	(23,796)	(69,753)	(76,143)
Interest Expense	(74,662)	(45,261)	(164,875)	(74,848)

Total Expenses	(98,145)	(69,057)	(234,628)	(150,991)
Net Loss	$(98,145)	$(69,057)	$(234,628)	$(150,991)

Basic and Diluted Earnings per Share	$(0.49)	$(0.35)	$(1.17)	$(0.72)
Weighted-average Shares Outstanding	200,000	200,000	200,000	209,524
Cash Dividends per Share	$—	$—	$—	$—

Other Comprehensive Income/(Loss):
Currency translation adjustment	1,928	1,566	(559)	2,442

Total Comprehensive Loss	$(96,217)	$(67,491)	$(235,187)	$(148,549)

See Notes to Financial Statements.

CurrencyShares® Swedish Krona Trust

Statements of Changes in Shareholders’ Equity

	Nine months ended July 31, 2016 (Unaudited)	Year ended October 31, 2015
Retained Earnings, Beginning of Period	$—	$—
Net Loss	(234,628)	(219,565)
Adjustment of redeemable capital shares to redemption value	234,628	219,565

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(559)	3,052
Adjustment of redeemable capital shares to redemption value	559	(3,052)

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Swedish Krona Trust

Statements of Cash Flows

(Unaudited)

	Nine months ended July 31, 2016	Nine months ended July 31, 2015
Cash flows from operating activities
Cash paid for expenses	$(224,642)	$(139,275)

Net cash used in operating activities	(224,642)	(139,275)

Cash flows from financing activities
Cash paid to redeem redeemable shares	—	(6,050,281)

Net cash used in financing activities	—	(6,050,281)

Adjustment to period cash flows due to currency movement	(112,444)	(4,336,094)

Decrease in cash	(337,086)	(10,525,650)
Cash at beginning of period	23,216,651	33,581,026

Cash at end of period	$22,879,565	$23,055,376

Reconciliation of net loss to net cash used in operating activities
Net Loss	$(234,628)	$(150,991)
Adjustments to reconcile net loss to net cash used in operating activities:
Currency translation adjustment	486	403
Accrued sponsor fee	7,746	7,829
Accrued interest expense	24,632	14,890
Prior period accrued sponsor fee	(7,884)	(11,406)
Prior period accrued interest expense	(14,994)	—

Net cash used in operating activities	$(224,642)	$(139,275)

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

Swedish Krona principal deposits are held in a Swedish Krona-denominated, interest-bearing demand account. The interest rate in effect as of July 31, 2016 was an annual nominal rate of -1.25%. For the nine months July 31, 2016, there were no Swedish Krona principal deposits and there were no Swedish Krona principal redemptions and Swedish Krona withdrawals (to pay expenses) of 1,890,943 resulting in an ending Swedish Krona principal balance of 195,240,482. This equates to 22,879,565 USD. For the year ended October 31, 2015, there were no Swedish Krona principal deposits and there were Swedish Krona principal redemptions of 49,655,866 and Swedish Krona withdrawals (to pay expenses) of 1,720,699 resulting in an ending Swedish Krona principal balance of 197,131,425. This equates to 23,216,651 USD.

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

Activity in redeemable capital Shares is as follows:

	Nine months ended
	July 31, 2016		Year ended
	(Unaudited)		October 31, 2015
		U.S. Dollar		U.S. Dollar
	Shares	Amount	Shares	Amount
Opening Balance	200,000	$23,193,773	250,000	$33,569,620
Shares issued	—	—	—	—
Shares redeemed	—	—	(50,000)	(6,011,897)
Adjustment to period Shares due to currency movement and other	—	(346,586)	—	(4,363,950)

Ending Balance	200,000	$22,847,187	200,000	$23,193,773

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of July 31, 2016 was an annual nominal rate of -1.25%. The following chart provides the daily rate paid by the Depository since July 31, 2011:

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws Swedish Kronor from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended July 31, 2016.

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

Results of Operations

As of October 31, 2015, the number of Swedish Kronor owned by the Trust was 197,131,425, resulting in a redeemable capital share value of $23,193,773. During the nine months ended July 31, 2016, no Shares were created and no Shares were redeemed. In addition, 1,890,943 Swedish Kronor were withdrawn to pay for the portion of the Sponsor’s fee that exceeded the interest earned. As of July 31, 2016, the number of Swedish Kronor owned by the Trust was 195,240,482 resulting in a redeemable capital Share value of $22,847,187.

A decrease in the Trust’s redeemable capital Share value from $23,193,773 at October 31, 2015 to $22,847,187 at July 31, 2016, was primarily the result of a decrease in the Closing Spot Rate from 0.11777 at October 31, 2015 to 0.11719 at July 31, 2016.

No interest income was earned during the three months ended July 31, 2015, the three months ended July 31, 2016, the nine months ended July 31, 2015 and the nine months ended July 31, 2016 due to an annual nominal interest rate which remained at or below 0.00% through those periods, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Swedish Kronor in the Trust. Due primarily to a decrease in the Closing Spot rate as set forth in the ‘Closing Spot Rate’ chart shown previously, the Sponsor’s fee decreased from $23,796 for the three months ended July 31, 2015 to $23,483 for the three months ended July 31, 2016 and decreased from $76,143 for the nine months ended July 31, 2015 to $69,753 for the nine months ended July 31, 2016. Because the annual interest rate paid by the depository fell below 0% (as set forth in the chart above), the Trust incurred interest expense. Due primarily to a decline in the interest rate (below 0%), interest expense increased from $45,261 for the three months ended July 31, 2015 to $74,662 for the three months ended July 31, 2016, and increased from $74,848 for the nine months ended July 31, 2015 to $164,875 for the nine months ended July 31, 2016. The only expenses of the Trust during the three months and nine months ended July 31, 2016 were the Sponsor’s fee and interest expense.

The Trust’s net loss for the three months ended July 31, 2016 was $98,145 due to the Sponsor’s fee of $23,483 and interest expense of $74,662 exceeding interest income of $0. The Trust’s net loss for the nine months ended July 31, 2016 was $234,628 due to the Sponsor’s fee of $69,753 and interest expense of $164,875 exceeding interest income of $0.

Cash dividends were not paid by the Trust for the three months ended July 31, 2015, the three months ended July 31, 2016, the nine months ended July 31, 2015 and the nine months ended July  31, 2016 as the Trust’s interest income did not exceed the Trust’s expenses.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to fluctuations in the Swedish Krona/USD exchange rate and changes in the nominal annual interest rate paid by the Depository on Swedish Kronor held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative products.

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of July 31, 2016. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

CURRENCYSHARES®
SWEDISH KRONA TRUST

	By:	Guggenheim Specialized Products, LLC
Sponsor of the CurrencyShares®
Swedish Krona Trust

Date: September 9, 2016		By:	/s/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)