Form 10-Q
period 2017-01-31
CURRENCYSHARES SWEDISH KRONA TRUST
filed 2017-03-13
CIK 1353616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2017

or

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

CURRENCYSHARES® SWEDISH KRONA TRUST

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CurrencyShares® Swedish Krona Trust

Statements of Financial Condition

	January 31, 2017 (Unaudited)	October 31, 2016
Assets
Current Assets:
Swedish Krona deposits, interest bearing	$22,147,665	$21,550,929
Swedish Krona deposits, non-interest bearing	—	—

Total Current Assets	$22,147,665	$21,550,929

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$7,519	$7,297
Accrued interest expense	23,842	23,200

Total Current Liabilities	31,361	30,497

Commitments and Contingent Liabilities (note 8)	—	—

Redeemable Capital Shares, at redemption value, no par value, 7,500,000 authorized – 200,000 issued and outstanding	22,116,304	21,520,432
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$22,147,665	$21,550,929

See Notes to Financial Statements.

CurrencyShares® Swedish Krona Trust

Statements of Comprehensive Income

(Unaudited)

	Three months ended January 31, 2017	Three months ended January 31, 2016
Income
Interest Income	$—	$—

Total Income	—	—

Expenses
Sponsor’s fee	(21,469)	(23,064)
Interest Expense	(68,071)	(43,989)

Total Expenses	(89,540)	(67,053)
Net Loss	$(89,540)	$(67,053)

Basic and Diluted Earnings per Share	$(0.45)	$(0.34)
Weighted-average Shares Outstanding	200,000	200,000
Cash Dividends per Share	$—	$—

Other Comprehensive (Loss)/Income:
Currency translation adjustment	(3,658)	13

Total Comprehensive Loss	$(93,198)	$(67,040)

See Notes to Financial Statements.

CurrencyShares® Swedish Krona Trust

Statements of Changes in Shareholders’ Equity

	Three months ended January 31, 2017 (Unaudited)	Year ended October 31, 2016
Retained Earnings, Beginning of Period	$—	$—
Net Loss	(89,540)	(329,638)
Adjustment of redeemable capital shares to redemption value	89,540	329,638

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(3,658)	3,823
Adjustment of redeemable capital shares to redemption value	3,658	(3,823)

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Swedish Krona Trust

Statements of Cash Flows

(Unaudited)

	Three months ended January 31, 2017	Three months ended January 31, 2016
Cash flows from operating activities
Cash received for accrued income	$—	$—
Cash paid for expenses	(89,647)	(67,138)

Net cash used in operating activities	(89,647)	(67,138)

Cash flows from financing activities
Adjustment to period cash flows due to currency movement	686,383	(227,416)

Increase/(Decrease) in cash	596,736	(294,554)
Cash at beginning of period	21,550,929	23,216,651

Cash at end of period	$22,147,665	$22,922,097

Reconciliation of net loss to net cash used in operating activities
Net Loss	$(89,540)	$(67,053)
Adjustments to reconcile net loss to net cash used in operating activities:
Currency translation adjustment	(971)	224
Accrued sponsor fee	7,519	7,763
Accrued interest expense	23,842	14,806
Prior period accrued sponsor fee	(7,297)	(7,884)
Prior period accrued interest expense	(23,200)	(14,994)

Net cash used in operating activities	$(89,647)	$(67,138)

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the Form 10-K as filed on January 12, 2017.

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

Swedish Krona principal deposits are held in a Swedish Krona-denominated, interest-bearing demand account. The interest rate in effect as of January 31, 2017 was an annual nominal rate of -1.25%. For the three months January 31, 2017, there were no Swedish Krona principal deposits, no Swedish Krona principal redemptions and Swedish Krona withdrawals (to pay expenses) of 815,684, resulting in an ending Swedish Krona principal balance of 193,606,026. This equates to 22,147,665 USD. For the year ended October 31, 2016, there were no Swedish Krona principal deposits and there were no Swedish Krona principal redemptions and Swedish Krona withdrawals (to pay expenses) of 2,709,715 resulting in an ending Swedish Krona principal balance of 194,421,710. This equates to 21,550,929 USD.

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

Activity in redeemable capital Shares is as follows:

	Three months ended January 31, 2017 (Unaudited)		Year ended October 31, 2016
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening Balance	200,000	$21,520,432	200,000	$23,193,773
Shares Issued	—	—	—	—
Shares Redeemed	—	—	—	—
Adjustment to period Shares due to currency movement and other	—	595,872	—	(1,673,341)

Ending Balance	200,000	$22,116,304	200,000	$21,520,432

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

Definition of Net Asset Value

The Trustee calculates, and the Sponsor publishes, the Trust’s Net Asset Value (“NAV”) each business day. To calculate the NAV, the Trustee adds to the amount of Swedish Kronor in the Trust at the end of the preceding day accrued but unpaid interest, if any, Swedish Kronor receivable under pending purchase orders and the value of other Trust assets, and subtracts the accrued but unpaid Sponsor’s fee, Swedish Kronor payable under pending redemption orders and other Trust expenses and liabilities, if any. The NAV is expressed in USD based on the Swedish Krona/USD exchange rate as determined by The WM Company as of 4:00 PM (London time / London fixing) (the “Closing Spot Rate”) on each day that NYSE Arca is open for regular trading. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate is used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for the valuation.

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of January 31, 2017 was an annual nominal rate of -1.25%. The following chart provides the daily rate paid by the Depository since January 31, 2012:

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws Swedish Kronor from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at the prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended January 31, 2017.

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

Results of Operations

As of October 31, 2016, the number of Swedish Kronor owned by the Trust was 194,421,710, resulting in a redeemable capital share value of $21,520,432. During the three months ended January 31, 2017, no Shares were created and no Shares were redeemed. In addition, 815,684 Swedish Kronor were withdrawn to pay for the portion of the Sponsor’s fee that exceeded the interest earned. As of January 31, 2017, the number of Swedish Kronor owned by the Trust was 193,606,026 resulting in a redeemable capital Share value of $22,116,304.

An increase in the Trust’s redeemable capital Share value from $21,520,432 at October 31, 2016 to $22,116,304 at January 31, 2017, was primarily the result of an increase in the Closing Spot Rate from 0.11085 at October 31, 2016 to 0.11440 at January 31, 2017.

No interest income was earned during the three months ended January 31, 2016 and the three months ended January 31, 2017, due to an annual nominal interest rate which remained at or below 0% through those periods, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Swedish Kronor in the Trust. Due primarily to a decrease in the Closing Spot Rate as set forth previously in the “Closing Spot Rate” chart above, the Sponsor’s fee decreased from $23,064 for the three months ended January 31, 2016 to $21,469 for the three months ended January 31, 2017. Because the annual interest rate paid by the depository fell below 0% (as set forth in the chart above), the Trust incurred interest expense. Due primarily to a further decline in the interest rate, interest expense increased from $43,989 for the three months ended January 31, 2016 to $68,071 for the three months ended January 31, 2017. The only expenses of the Trust during the three months ended January 31, 2017 were the Sponsor’s fee and interest expense.

The Trust’s net loss for the three months ended January 31, 2017 was $89,540 due to the Sponsor’s fee of $21,469 and interest expense of $68,071 exceeding interest income of $0.

Cash dividends were not paid by the Trust for the three months ended January 31, 2016 or the three months ended January 31, 2017 as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to fluctuations in the Swedish Krona/USD exchange rate and changes in the nominal annual interest rate paid by the Depository on Swedish Kronor held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative products.

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of January 31, 2017. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Trust’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 12, 2017.

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

CURRENCYSHARES®
SWEDISH KRONA TRUST

	By:	Guggenheim Specialized Products, LLC
Sponsor of the CurrencyShares®
Swedish Krona Trust

Date: March 13, 2017		By:	/s/ KEITH KEMP
Keith Kemp
Chief Financial Officer
(principal financial officer)