Form 10-Q
period 2017-04-30
CURRENCYSHARES SWEDISH KRONA TRUST
filed 2017-06-09
CIK 1353616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (d232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging Growth Company	☐

If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CURRENCYSHARES® SWEDISH KRONA TRUST

INDEX

Caption	Page

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Statements of Financial Condition at April 30, 2017 and October 31, 2016	2

Statements of Comprehensive Income for the three months ended April 30, 2017, the three months ended April 30, 2016, the six months ended April 30, 2017 and the six months ended April 30, 2016	3

Statements of Changes in Shareholders’ Equity for the six months ended April 30, 2017 and the year ended October 31, 2016	4

Statements of Cash Flows for the six months ended April 30, 2017 and the six months ended April 30, 2016	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	14

Item 4. Controls and Procedures	14

Part II – OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. Mine Safety Disclosures	15

Item 5. Other Information	15

Item 6. Exhibits	16

SIGNATURES	18

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CurrencyShares® Swedish Krona Trust

Statements of Financial Condition

	April 30, 2017 (Unaudited)	October 31, 2016
Assets
Current Assets:
Swedish Krona deposits, interest bearing	$21,774,769	$21,550,929
Swedish Krona deposits, non-interest bearing	—	—

Total Current Assets	$21,774,769	$21,550,929

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$7,154	$7,297
Accrued interest expense	22,685	23,200

Total Current Liabilities	29,839	30,497

Commitments and Contingent Liabilities (note 8)	—	—

Redeemable Capital Shares, at redemption value, no par value, 7,500,000 authorized – 200,000 issued and outstanding	21,744,930	21,520,432
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$21,774,769	$21,550,929

See Notes to Financial Statements.

CurrencyShares® Swedish Krona Trust

Statements of Comprehensive Income

(Unaudited)

	Three months ended April 30, 2017	Three months ended April 30, 2016	Six months ended April 30, 2017	Six months ended April 30, 2016
Income
Interest Income	$—	$—	$—	$—

Total Income	—	—	—	—

Expenses
Sponsor’s fee	(21,079)	(23,206)	(42,548)	(46,270)
Interest Expense	(66,835)	(46,224)	(134,906)	(90,213)

Total Expenses	(87,914)	(69,430)	(177,454)	(136,483)
Net Loss	$(87,914)	$(69,430)	$(177,454)	$(136,483)

Basic and Diluted Earnings per Share	$(0.44)	$(0.35)	$(0.89)	$(0.68)
Weighted-average Shares Outstanding	200,000	200,000	200,000	200,000
Cash Dividends per Share	$—	$—	$—	$—

Other Comprehensive Loss:
Currency translation adjustment	(725)	(2,500)	(4,383)	(2,487)

Total Comprehensive Loss	$(88,639)	$(71,930)	$(181,837)	$(138,970)

See Notes to Financial Statements.

CurrencyShares® Swedish Krona Trust

Statements of Changes in Shareholders’ Equity

	Six months ended April 30, 2017 (Unaudited)	Year ended October 31, 2016
Retained Earnings, Beginning of Period	$—	$—
Net Loss	(177,454)	(329,638)
Adjustment of redeemable capital shares to redemption value	177,454	329,638

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(4,383)	3,823
Adjustment of redeemable capital shares to redemption value	4,383	(3,823)

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Swedish Krona Trust

Statements of Cash Flows

(Unaudited)

	Six months ended April 30, 2017	Six months ended April 30, 2016
Cash flows from operating activities
Cash received for accrued income	$—	$—
Cash paid for expenses	(178,651)	(135,380)

Net cash used in operating activities	(178,651)	(135,380)

Cash flows from financing activities
Adjustment to period cash flows due to currency movement	402,491	1,348,712

Increase in cash	223,840	1,213,332
Cash at beginning of period	21,550,929	23,216,651

Cash at end of period	$21,774,769	$24,429,983

Reconciliation of net loss to net cash used in operating activities
Net Loss	$(177,454)	$(136,483)
Adjustments to reconcile net loss to net cash used in operating activities:
Currency translation adjustment	(539)	(1,331)
Accrued sponsor fee	7,154	8,006
Accrued interest expense	22,685	17,306
Prior period accrued sponsor fee	(7,297)	(7,884)
Prior period accrued interest expense	(23,200)	(14,994)

Net cash used in operating activities	$(178,651)	$(135,380)

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

Swedish Krona principal deposits are held in a Swedish Krona-denominated, interest-bearing demand account. The interest rate in effect as of April 30, 2017 was an annual nominal rate of -1.25%. For the six months April 30, 2017, there were no Swedish Krona principal deposits, no Swedish Krona principal redemptions and Swedish Krona withdrawals (to pay expenses) of 1,610,483, resulting in an ending Swedish Krona principal balance of 192,811,227. This equates to 21,774,769 USD. For the year ended October 31, 2016, there were no Swedish Krona principal deposits and there were no Swedish Krona principal redemptions and Swedish Krona withdrawals (to pay expenses) of 2,709,715, resulting in an ending Swedish Krona principal balance of 194,421,710. This equates to 21,550,929 USD.

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

Activity in redeemable capital Shares is as follows:

	Six months ended April 30, 2017 (Unaudited)		Year ended October 31, 2016
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening Balance	200,000	$21,520,432	200,000	$23,193,773
Shares Issued	—	—	—	—
Shares Redeemed	—	—	—	—
Adjustment to period Shares due to currency movement and other	—	224,498	—	(1,673,341)

Ending Balance	200,000	$21,744,930	200,000	$21,520,432

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of April 30, 2017 was an annual nominal rate of -1.25%. The following chart provides the daily rate paid by the Depository since April 30, 2012:

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws Swedish Kronor from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at the prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended April 30, 2017.

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

Results of Operations

As of October 31, 2016, the number of Swedish Kronor owned by the Trust was 194,421,710, resulting in a redeemable capital share value of $21,520,432. During the six months ended April 30, 2017, no Shares were created and no Shares were redeemed. In addition, 1,610,483 Swedish Kronor were withdrawn to pay for the portion of the Sponsor’s fee that exceeded the interest earned. As of April 30, 2017, the number of Swedish Kronor owned by the Trust was 192,811,227 resulting in a redeemable capital Share value of $21,744,930.

An increase in the Trust’s redeemable capital Share value from $21,520,432 at October 31, 2016 to $21,744,930 at April 30, 2017, was primarily the result of an increase in the Closing Spot Rate from 0.11085 at October 31, 2016 to 0.11293 at April 30, 2017.

No interest income was earned during the three months ended April 30, 2016, the three months ended April 30, 2017, the six months ended April 30, 2016 and the six months ended April 30, 2017, due to an annual nominal interest rate which remained at or below 0% through those periods, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Swedish Kronor in the Trust. Due primarily to a decrease in the Closing Spot Rate as set forth previously in the “Closing Spot Rate” chart above, the Sponsor’s fee decreased from $23,206 for the three months ended April 30, 2016 to $21,079 for the three months ended April 30, 2017, and decreased from $46,270 for the six months ended April 30, 2016 to $42,548 for the six months ended April 30, 2017. Because the annual interest rate paid by the depository fell below 0% (as set forth in the chart above), the Trust incurred interest expense. Due primarily to a further decline in the interest rate, interest expense increased from $46,224 for the three months ended April 30, 2016 to $66,835 for the three months ended April 30, 2017, and increased from $90,213 for the six months ended April 30, 2016 to $134,906 for the six months ended April 30, 2017. The only expenses of the Trust during the three months and six months ended April 30, 2017 were the Sponsor’s fee and interest expense.

The Trust’s net loss for the three months ended April 30, 2017 was $87,914 due to the Sponsor’s fee of $21,079 and interest expense of $66,835 exceeding interest income of $0. The Trust’s net loss for the six months ended April 30, 2017 was $177,454 due to the Sponsor’s fee of $42,548 and interest expense of $134,906 exceeding interest income of $0.

Cash dividends were not paid by the Trust for the three months ended April 30, 2016, the three months ended April 30, 2017, the six months ended April 30, 2016 and the six months ended April 30, 2017 as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to fluctuations in the Swedish Krona/USD exchange rate and changes in the nominal annual interest rate paid by the Depository on Swedish Kronor held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative products.

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of April 30, 2017. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

CURRENCYSHARES®
SWEDISH KRONA TRUST

	By:	Guggenheim Specialized Products, LLC
Sponsor of the CurrencyShares®
Swedish Krona Trust

Date: June 9, 2017		By:	/s/ KEITH KEMP
Keith Kemp
Chief Financial Officer
(principal financial officer)