Form 10-Q
period 2018-07-31
Invesco CurrencyShares Swedish Krona Trust
filed 2018-09-07
CIK 1353616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2018

or

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

INVESCO CURRENCYSHARES® SWEDISH KRONA TRUST

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Invesco CurrencyShares® Swedish Krona Trust

Statements of Financial Condition

	July 31, 2018 (Unaudited)	October 31, 2017
Assets
Current Assets:
Swedish Krona deposits, interest bearing	$16,118,254	$22,839,188
Swedish Krona deposits, non-interest bearing	—	—

Total Current Assets	$16,118,254	$22,839,188

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$5,472	$7,754
Accrued interest expense	17,351	24,586

Total Current Liabilities	22,823	32,340

Commitments and Contingent Liabilities (note 8)	—	—

Redeemable Capital Shares, at redemption value, no par value, 7,500,000 authorized – 150,000 and 200,000 issued and outstanding, respectively	16,095,431	22,806,848
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$16,118,254	$22,839,188

See Notes to Financial Statements.

Invesco CurrencyShares® Swedish Krona Trust

Statements of Comprehensive Income

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	July 31, 2018	July 31, 2017	July 31, 2018	July 31, 2017
Income
Interest Income	$—	$—	$—	$—

Total Income	—	—	—	—

Expenses
Sponsor’s fee	(18,711)	(22,549)	(64,337)	(65,097)
Interest Expense	(59,517)	(71,499)	(204,181)	(206,405)

Total Expenses	(78,228)	(94,048)	(268,518)	(271,502)

Net Loss	$(78,228)	$(94,048)	$(268,518)	$(271,502)

Basic and Diluted Earnings per Share	$(0.45)	$(0.47)	$(1.41)	$(1.36)
Weighted-average Shares Outstanding	172,283	200,000	190,659	200,000
Cash Dividends per Share	$—	$—	$—	$—

Other Comprehensive Loss:
Currency translation adjustment	(122)	(5,841)	(128)	(10,224)

Total Comprehensive Loss	$(78,350)	$(99,889)	$(268,646)	$(281,726)

See Notes to Financial Statements.

Invesco CurrencyShares® Swedish Krona Trust

Statements of Changes in Shareholders’ Equity

	Nine months ended July 31, 2018 (Unaudited)	Year ended October 31, 2017
Retained Earnings, Beginning of Period	$—	$—
Net Loss	(268,518)	(370,925)
Adjustment of redeemable capital shares to redemption value	268,518	370,925

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(128)	(6,912)
Adjustment of redeemable capital shares to redemption value	128	6,912

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

Invesco CurrencyShares® Swedish Krona Trust

Statements of Cash Flows

(Unaudited)

	Nine months ended July 31, 2018	Nine months ended July 31, 2017
Cash flows from operating activities
Cash received for accrued income	$—	$—
Cash paid for expenses	(276,055)	(271,732)

Net cash used in operating activities	(276,055)	(271,732)

Cash flows from financing activities
Cash paid to redeem redeemable shares	(5,593,844)	—

Net cash used in financing activities	(5,593,844)	—

Adjustment to period cash flows due to currency movement	(851,035)	2,457,942

(Decrease)/Increase in cash	(6,720,934)	2,186,210
Cash at beginning of period	22,839,188	21,550,929

Cash at end of period	$16,118,254	$23,737,139

Reconciliation of net loss to net cash used in operating activities
Net Loss	$(268,518)	$(271,502)
Adjustments to reconcile net loss to net cash used in operating activities:
Currency translation adjustment	1,980	(3,347)
Accrued Sponsor’s fee	5,472	8,059
Accrued interest expense	17,351	25,555
Prior period accrued Sponsor’s fee	(7,754)	(7,297)
Prior period accrued interest expense	(24,586)	(23,200)

Net cash used in operating activities	$(276,055)	$(271,732)

See Notes to Financial Statements.

Invesco CurrencyShares® Swedish Krona Trust

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

Swedish Krona principal deposits are held in a Swedish Krona-denominated, interest-bearing demand account. The interest rate in effect as of July 31, 2018 was an annual nominal rate of -1.25%. For the nine months July 31, 2018, there were no Swedish Krona principal deposits, Swedish Krona principal redemptions of 47,249,522 and Swedish Krona withdrawals (to pay expenses) of 2,331,750, resulting in an ending Swedish Krona principal balance of 141,623,845. This equates to 16,118,254 USD. For the year ended October 31, 2017, there were no Swedish Krona principal deposits, no Swedish Krona principal redemptions and Swedish Krona withdrawals (to pay expenses) of 3,216,593, resulting in an ending Swedish Krona principal balance of 191,205,117. This equates to 22,839,188 USD.

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

Activity in redeemable capital Shares is as follows:

	Nine months ended July 31, 2018 (Unaudited)		Year ended October 31, 2017
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening Balance	200,000	$22,806,848	200,000	$21,520,432
Shares issued	—	—	—	—
Shares redeemed	(50,000)	(5,593,844)	—	—
Adjustment to period Shares due to currency movement and other	—	(1,117,573)	—	1,286,416

Ending Balance	150,000	$16,095,431	200,000	$22,806,848

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of July 31, 2018 was an annual nominal rate of -1.25%. The following chart provides the daily rate paid by the Depository since July 31, 2013:

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws Swedish Kronor from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at the prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended July 31, 2018.

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

Results of Operations

As of October 31, 2017, the number of Swedish Kronor owned by the Trust was 191,205,117, resulting in a redeemable capital share value of $22,806,848. During the nine months ended July 31, 2018, no Shares were created and 50,000 Shares were redeemed in exchange for 47,249,522 Swedish Kronor. In addition, 2,331,750 Swedish Kronor were withdrawn to pay the portion of the Sponsor’s fee that exceeded the interest earned. As of July 31, 2018, the number of Swedish Kronor owned by the Trust was 141,623,845, resulting in a redeemable capital Share value of $16,095,431.

A decrease in the Trust’s redeemable capital Share value from $22,806,848 at October 31, 2017 to $16,095,431 at July 31, 2018, was primarily the result of a decrease in the number of Shares outstanding from 200,000 at October 31, 2017 to 150,000 at July 31, 2018, and a decrease in the Closing Spot Rate from 0.11945 at October 31, 2017 to 0.11381 at July 31, 2018.

No interest income was earned during the three months ended July 31, 2017, the three months ended July 31, 2018, the nine months ended July 31, 2017 and the nine months ended July 31, 2018, due to an annual nominal interest rate which remained at or below 0.00% through those periods, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Swedish Kronor in the Trust. Due primarily to a decrease in the weighted-average Swedish Kronor in the Trust, the Sponsor’s fee decreased from $22,549 for the three months ended July 31, 2017 to $18,711 for the three months ended July 31, 2018, and decreased from $65,097 for the nine months ended July 31, 2017 to $64,337 for the nine months ended July 31, 2018. Because the annual interest rate paid by the depository remained at or below 0.00%, the Trust incurred interest expense. Due primarily to a decrease in the weighted-average Swedish Kronor in the Trust, interest expense decreased from $71,499 for the three months ended July 31, 2017 to $59,517 for the three months ended July 31, 2018, and decreased from $206,405 for the nine months ended July 31, 2017 to $204,181 for the nine months ended July 31, 2018. The only expenses of the Trust during the three months and nine months ended July 31, 2018 were the Sponsor’s fee and interest expense.

The Trust’s net loss for the three months ended July 31, 2018 was $78,228 due to the Sponsor’s fee of $18,711 and interest expense of $59,517 exceeding interest income of $0. The Trust’s net loss for the nine months ended July 31, 2018 was $268,518 due to the Sponsor’s fee of $64,337 and interest expense of $204,181 exceeding interest income of $0.

Cash dividends were not paid by the Trust for the three months ended July 31, 2017, the three months ended July 31, 2018, the nine months ended July 31, 2017 and the nine months ended July 31, 2018, as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to fluctuations in the Swedish Krona/USD exchange rate and changes in the nominal annual interest rate paid by the Depository on Swedish Kronor held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative products.

Item 4. Controls and Procedures.

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s principal executive officer and principal financial officer, who exercise oversight over the Trust as the Trust has no officers. The principal executive officer and principal financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of July 31, 2018. Based on that evaluation, the principal executive officer and principal financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

The Loan Rule specifically provides that an accounting firm would not be independent if it or certain affiliates and covered persons receives a loan from a lender that is a record or beneficial owner of more than ten percent of an audit client’s equity securities (referred to as a “more than ten percent owner”). For purposes of the Loan Rule, audit clients include the Trust as well as all registered investment companies advised by the Sponsor and its affiliates, including other subsidiaries of the Sponsor’s parent company, Invesco Ltd. (collectively, the “Invesco Fund Complex”). PricewaterhouseCoopers LLP informed the Trust it and certain affiliates and covered persons have relationships with lenders who hold, as record owner, more than ten percent of the shares of certain funds within the Invesco Fund Complex, which may implicate the Loan Rule.

On June 20, 2016, the SEC Staff issued a “no-action” letter to another mutual fund complex (see Fidelity Management & Research Company et al., No-Action Letter) related to the audit independence issue described above. In that letter, the SEC confirmed that it would not recommend enforcement action against a fund that relied on audit services performed by an audit firm that was not in compliance with the Loan Rule in certain specified circumstances. On May 2, 2018, the SEC proposed amendments to the Loan Rule that, if adopted as proposed, would address many of the issues that led to issuance of the no-action letter. In connection with prior independence determinations, PricewaterhouseCoopers LLP communicated, as contemplated by the no-action letter, that it believes that it remains objective and impartial and that a reasonable investor possessing all the facts would conclude that PricewaterhouseCoopers LLP is able to exhibit the requisite objectivity and impartiality to report on the Trust’s financial statements as the independent registered public accounting firm. PricewaterhouseCoopers LLP also represented that it has complied with PCAOB Rule 3526(b)(1) and (2), which are conditions to the Trust relying on the no action letter, and affirmed that it is an independent accountant within the meaning of PCAOB Rule 3520. Therefore, the Sponsor, the Trust and PricewaterhouseCoopers LLP concluded that PricewaterhouseCoopers LLP could continue as the Trust’s independent registered public accounting firm. The Invesco Fund Complex relied upon the no-action letter in reaching this conclusion.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) During the quarter ended July 31, 2018, 1 Basket (50,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) was redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
05/01/2018 – 05/31/2018	-	$-
06/01/2018 – 06/30/2018	50,000	$109.18
07/01/2018 – 07/31/2018	-	$-

Total	50,000	$109.18

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

INVESCO CURRENCYSHARES® SWEDISH KRONA TRUST

	By:	Invesco Specialized Products, LLC
Sponsor of the Invesco CurrencyShares® Swedish Krona Trust

Date: September 7, 2018		By:	/s/ Daniel Draper
Daniel Draper
Chief Executive Officer
(principal executive officer)

		By:	/s/ Kelli Gallegos
Kelli Gallegos
Principal Financial and Accounting Officer – Investment Pools