Form 10-Q
period 2019-09-30
Invesco CurrencyShares Swedish Krona Trust
filed 2019-11-12
CIK 1353616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Indicate the number of outstanding Redeemable Capital Shares as of September 30, 2019: 150,000 Shares.

INVESCO CURRENCYSHARES® SWEDISH KRONA TRUST

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Invesco CurrencyShares® Swedish Krona Trust

Statements of Financial Condition

September 30, 2019 and December 31, 2018

(Unaudited)

	September 30, 2019	December 31, 2018
Assets
Swedish Krona deposits, interest bearing	$14,125,742	$15,862,762
Total Assets	$14,125,742	$15,862,762
Liabilities
Accrued Sponsor’s fee	$4,641	$5,385
Accrued interest expense on currency deposits	14,716	17,077
Total Liabilities	19,357	22,462
Commitments and Contingent Liabilities (note 8)
Redeemable Capital Shares and Shareholders’ Equity
Redeemable Capital Shares, at redemption value, no par value, 7,500,000 authorized – 150,000 issued and outstanding	14,106,385	15,840,300
Shareholders’ Equity:
Retained Earnings	—	—
Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$14,125,742	$15,862,762

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Swedish Krona Trust

Statements of Comprehensive Income

For the Three and Nine Months Ended September 30, 2019 and 2018

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Income
Interest Income	$—	$—	$—	$—
Total Income	—	—	—	—
Expenses
Sponsor’s fee	(14,612)	(15,917)	(44,418)	(59,616)
Interest Expense on currency deposits	(46,334)	(50,470)	(140,844)	(189,217)
Total Expenses	(60,946)	(66,387)	(185,262)	(248,833)
Net Comprehensive Income (Loss)	$(60,946)	$(66,387)	$(185,262)	$(248,833)
Basic and Diluted Earnings per Share	$(0.41)	$(0.44)	$(1.24)	$(1.39)
Weighted-average Shares Outstanding	150,000	150,000	150,000	179,487

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Swedish Krona Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Three Months Ended September 30, 2019

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at June 30, 2019	$—	$—	150,000	$15,011,596
Purchases of Shares	—	—	—	—
Redemption of Shares	—	—	—	—
Net Increase (Decrease) due to Share Transactions	—	—	—	—
Net Comprehensive Income (Loss)	(60,946)	(60,946)		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	60,946	60,946		(60,946)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		(844,265)
Balance at September 30, 2019	$—	$—	150,000	$14,106,385

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Swedish Krona Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Three Months Ended September 30, 2018

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at June 30, 2018	$—	$—	150,000	$15,830,969
Purchases of Shares	—	—	—	—
Redemption of Shares	—	—	—	—
Net Increase (Decrease) due to Share Transactions	—	—	—	—
Net Comprehensive Income (Loss)	(66,387)	(66,387)		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	66,387	66,387		(66,387)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		93,549
Balance at September 30, 2018	$—	$—	150,000	$15,858,131

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Swedish Krona Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Nine Months Ended September 30, 2019

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2018	$—	$—	150,000	$15,840,300
Purchases of Shares	—	—	—	—
Redemption of Shares	—	—	—	—
Net Increase (Decrease) due to Share Transactions	—	—	—	—
Net Comprehensive Income (Loss)	(185,262)	(185,262)		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	185,262	185,262		(185,262)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		(1,548,653)
Balance at September 30, 2019	$—	$—	150,000	$14,106,385

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Swedish Krona Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Nine Months Ended September 30, 2018

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2017	$—	$—	200,000	$23,255,297
Purchases of Shares	—	—	—	—
Redemption of Shares	—	—	(50,000)	(5,625,077)
Net Increase (Decrease) due to Share Transactions	—	—	(50,000)	(5,625,077)
Net Comprehensive Income (Loss)	(248,833)	(248,833)	—	—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	248,833	248,833	—	(248,833)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—	—	(1,523,256)
Balance at September 30, 2018	$—	$—	150,000	$15,858,131

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Swedish Krona Trust

Statements of Cash Flows

For the Nine Months Ended September 30, 2019 and 2018

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net Comprehensive Income (Loss)	$(185,262)	$(248,833)
Adjustments to reconcile net comprehensive income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities:
Accrued Sponsor’s fee	(744)	(2,689)
Accrued interest expense	(2,361)	(8,527)
Net cash provided by (used in) operating activities	(188,367)	(260,049)
Cash flows from financing activities
Redemptions of redeemable Shares	—	(5,625,077)
Net cash provided by (used in) financing activities	—	(5,625,077)
Effect of exchange rate on cash	(1,548,653)	(1,523,256)
Net change in cash	(1,737,020)	(7,408,382)
Cash at beginning of period	15,862,762	23,288,274
Cash at end of period	$14,125,742	$15,879,892

Supplemental disclosure of cash flow information
Cash paid for interest	$143,205	$197,744

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Swedish Krona Trust

Notes to Unaudited Financial Statements

September 30, 2019

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

This Quarterly Report (the “Report”) covers the three and nine months ended September 30, 2019 and 2018. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the Form 10-K transition report as filed on March 11, 2019.

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

In certain exceptional cases the Trust will pay for some expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in the preceding paragraph), expenses resulting from negative interest rates, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, audit fees and legal expenses in excess of $100,000 per year. The only expenses of the Trust during the three and nine months ended September 30, 2019 were the Sponsor’s fee and interest expense.
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

Note 4 – Swedish Krona Deposits

Swedish Krona principal deposits are held in a Swedish Krona-denominated, interest-bearing demand account. The interest rate in effect as of September 30, 2019 was an annual nominal rate of -1.25%. For the nine months ended September 30, 2019, there were no Swedish Krona principal deposits, no Swedish Krona principal redemptions and Swedish Krona withdrawals (to pay expenses) of 1,750,448, resulting in an ending Swedish Krona principal balance of 138,886,419. This equates to 14,125,742 USD. For the two months ended December 31, 2018, there were no Swedish Krona principal deposits, no Swedish Krona principal redemptions and Swedish Krona withdrawals (to pay expenses) of 392,664, resulting in an ending Swedish Krona principal balance of 140,636,867. This equates to 15,862,762 USD.

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of September 30, 2019 was an annual nominal rate of -1.25%. The following chart provides the daily rate paid by the Depository since September 30, 2014:

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws Swedish Kronor from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses (including, without limitation, expenses resulting from negative interest rates), if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at the prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended September 30, 2019.

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

Results of Operations

As of December 31, 2018, the number of Swedish Kronor owned by the Trust was 140,636,867, resulting in a redeemable capital Share value of $15,840,300. During the nine months ended September 30, 2019, no additional Shares were created or redeemed and 1,750,448 Swedish Kronor were withdrawn to pay the portion of the Sponsor’s fee that exceeded the interest earned. As of September 30, 2019, the number of Swedish Kronor owned by the Trust was 138,886,419, resulting in a redeemable capital Share value of $14,106,385.

A decrease in the Trust’s redeemable capital Share value from $15,840,300 at December 31, 2018 to $14,106,385 at September 30, 2019, was primarily the result of a decrease in the Closing Spot Rate from 0.1128 at December 31, 2018 to 0.1017 at September 30, 2019.

No interest income was earned during the three and nine months ended September 30, 2018 and the three and nine months ended September 30, 2019, due to an annual nominal interest rate which remained at or below 0.00% through those periods, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Swedish Kronor in the Trust. Due primarily to a decrease in the weighted-average Swedish Kronor in the Trust, the Sponsor’s fee decreased from $15,917 for the three months ended September 30, 2018 to $14,612 for the three months ended September 30, 2019, and decreased from $59,616 for the nine months ended September 30, 2018 to $44,418 for the nine months ended September 30, 2019. Because the annual interest rate paid by the depository remained at or below 0.00%, the Trust incurred interest expense. Due primarily to a decrease in the weighted-average Swedish Kronor in the Trust, interest expense decreased from $50,470 for the three months ended September 30, 2018 to $46,334 for the three months ended September 30, 2019, and decreased from $189,217 for the nine months ended September 30, 2018 to $140,844 for the nine months ended September 30, 2019. The only expenses of the Trust during the three and nine months ended September 30, 2019 were the Sponsor’s fee and interest expense.

The Trust’s net comprehensive income (loss) for the three months ended September 30, 2019 was $(60,946) due to the Sponsor’s fee of $14,612 and interest expense of $46,334 exceeding interest income of $0. The Trust’s net comprehensive income (loss) for the nine months ended September 30, 2019 was $(185,262) due to the Sponsor’s fee of $44,418 and interest expense of $140,844 exceeding interest income of $0.

Cash dividends were not paid by the Trust for the nine months ended September 30, 2018 and the nine months ended September 30, 2019, as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Trust's quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2018, filed March 11, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Trust under equity compensation plans.

(b) Not applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the three months ended September 30, 2019

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2019 to July 31, 2019	—	$—
August 1, 2019 to August 31, 2019	—	$—
September 1, 2019 to September 30, 2019	—	$—
Total	—	$—

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

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page of the Fund's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESCO CURRENCYSHARES®
SWEDISH KRONA TRUST
By:	Invesco Specialized Products, LLC
Sponsor of the Invesco CurrencyShares®
Swedish Krona Trust

Date: November 8, 2019	By:	/s/ Daniel Draper
Daniel Draper
Chief Executive Officer
(principal executive officer)

By:	/s/ Kelli Gallegos
Kelli Gallegos
Principal Financial and Accounting
Officer – Investment Pools